Form 10KSB
period 2001-05-31
BECOR COMMUNICATIONS INC
filed 2001-08-27
CIK 1124077

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended May 31, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from ___________ to ___________

                        Commission file number: 333-46690

                           BECOR COMMUNICATIONS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


         Delaware                                               95-4766094
------------------------                                     --------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

17337 Ventura Boulevard, Suite 224, Encino, California           91316
------------------------------------------------------         ----------
    (Address of principal executive offices)                   (Zip Code)

                                 (818) 784-0040
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                      Title of each class registered: None

                Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [X]      No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had revenues from operations during the fiscal year ended May 31, 2001 of $244,682.

     As of May 31, the issuer had 1,250,000 shares of common stock outstanding.

     There currently is no public market for the Company Stock.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                    CONTENTS

                                                                            PAGE
PART I

     Item 1.    Description of Business........................................3
     Item 2.    Description of Property.......................................11
     Item 3.    Legal Proceedings.............................................11
     Item 4.    Submission of Matters to a Vote of Security Holders...........11

PART II

     Item 5.    Market for Common Equity and Related Stockholder
                   Matters....................................................12
     Item 6.    Management's Discussion and Analysis or Plan of
                   Operation..................................................13
     Item 7.    Financial Statements..........................................15
     Item 8.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................26

PART III

     Item 9.    Directors, Executive Officers, Promoters and
                   Control Persons; Compliance with Section 16(a)
                   of the Exchange Act........................................26
     Item 10.   Executive Compensation........................................28
     Item 11.   Security Ownership of Certain Beneficial Owners
                   and Management.............................................28
     Item 12.   Certain Relationships and Related Transactions................29
     Item 13.   Exhibits and Reports on Form 8-K..............................30

SIGNATURES      ..............................................................33



                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)  BUSINESS DEVELOPMENT

     We were incorporated in Delaware on June 7, 1999 under the name "Becor Internet Inc." and changed our name to "Becor Communications, Inc." on May 15, 2000. For a discussion of the Company's history see " Company History."

(b)  DESCRIPTION OF BUSINESS

     Our core business is the development, production and distribution of creatively unique management and general workforce training videos for use by businesses throughout the world.

Workforce Training Video Production

     We have a production agreement with The Hathaway Group that provides for the joint production of a series of six corporate training videos based on either classic Hollywood motion pictures or historical world events. The Hathaway Group is an award-winning, leading supplier of corporate training videos for such clients as IBM, Polaroid, 3M, Digital Equipment Corp., Du Pont, ITT/Hartford Insurance and various divisions of Citicorp. Among the many videos produced by The Hathaway Group is the best selling and critically acclaimed training video entitled "Work Teams and The Wizard of Oz."

     To date, four of the six training videos have been completed, and are currently being distributed by us, as well as other distributors throughout the world. The agreement requires us to finance 50% of the production cost of all six videos and to pay a royalty to The Hathaway Group of 50% of revenues, minus distribution expenses, derived from sales of each video in the series.

     The total cost of production for the first four videos that have thus far been completed under this agreement is approximately $200,000. Each of the four videos cost approximately $50,000. We have paid a total of approximately $100,000, as our share of the production costs.

     The first video in the series is entitled "Twelve Angry Men: Teams That Don't Quit." The video, based on the classic film starring Henry Fonda, utilizes 12 minutes of clips from the film, licensed under an agreement with MGM/UA, and features Dr. Margaret J. Wheatley as the on-camera personality. Dr. Wheatley, formerly an Associate Professor of Management at the Marriott School of Management, Brigham Young University, is a respected author whose work includes the best selling Leadership and the New Sciences. Dr. Wheatley also serves as a management consultant to major corporations.

     The second video in the series is entitled "The Cuban Missile Crisis: A Case Study in Decision Making and Its Consequences." This video is based on the decision making process of President Kennedy and his Cabinet during the Cuban missile crisis.

     The third video in the series, entitled "It's a Wonderful Life: Leading Through Service," features film clips from the classic motion picture "It's a Wonderful Life," starring Jimmy Stewart, along with on-camera commentary by Dr. Wheatley.

     The fourth video in the series is entitled "Own It" (i.e., "own" your job) and focuses on the four main themes: Caring About What You Do, Going Above And Beyond, Being A Team Player, and Being Proud Of What You Do And Where You Do It.

     We anticipate beginning work with The Hathaway Group on the fifth video in the series during the third quarter of 2001. Its basic theme will be the importance of diversity in the workplace. Our plans call for this video to be completed by December 31, 2001, and to cost approximately $50,000.

     Although preliminary discussions have taken place with The Hathaway Group, there is no specific starting date, budget, or theme for the sixth video in the series.

     There is no default provision in the agreement. Either we, or the Hathaway Group, can elect not to go forward with the funding for the production of the remaining two videos. If that should happen, we do not feel it would have a material effect on the company, as we will still have the distribution rights to the videos that have been produced.

     If we are successful in our efforts to raise substantial additional capital, management will seek to additionally develop, produce and distribute videos financed solely by us. However, if we are not successful in raising substantial additional capital, we will be unable to pursue the production and distribution of these additional videos.

Distribution of Videos

     We have non-exclusive distribution agreements with a variety of training video producers and distributors. In general, we have agreed to pay a marketing/distribution fee when they sell our video training products. In some instances, we have mutual non-exclusive distribution agreements to market/distribute their products for a fee. Currently, we have twenty-eight (28) domestic distribution agreements and twenty-seven (27) international distribution agreements. Approximately eighty percent (80%) of our revenues are derived from the sale of our videotapes through these agreements. We anticipate that approximately the same percentage of revenue will be generated from these agreements during fiscal 2002.

WORKFORCE TRAINING INDUSTRY OVERVIEW

General

     According to the Annual Industry Report published by Lakewood Publications in the October 2000 issue of its respected industry publication, Training
Magazine:

- $54 billion was spent for formal training in 2000 by U.S. organizations with 100 or more employees.

- $19 billion of that $54 billion was expected to be spent on outside providers of products and services in 2000. These products and services include "off-the-shelf" materials (which category includes our videos and work books).

- U.S. organizations with 100 or more employees were expected to spend 11% more for formal training in 2000 than in 1999.

- Approximately 95% of U.S. organizations employing 100 or more employees offered some training to their employees in 2000.

     During the past several years, large and small corporations throughout the world have sought to remain competitive and to prosper in today's information age and knowledge-orientated economy by allocating an increasing amount of resources to the training of their employees. No longer is workforce training restricted to senior managers. Among other categories of employees who now receive training paid for by their employers are middle managers, salespeople, first line supervisors, production workers, administrative employees, customer service representatives, and information technology personnel.

     "Soft-Skill" training and Information Technology training represent the industry's two major, distinct sources of revenue. Soft-Skill training includes management skills/development, supervisory skills, communication skills, new methods and procedures, customer relations/services, clerical/secretarial skills, personal growth, employee/labor relations, and sales. Information Technology training includes client/server systems, internet/intranet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management.

The Soft Skill Training Market

     As reported in the October 2000 issue of Training Magazine, Soft Skill training represents 61% of the $54 billion spent by U.S. companies in the training of their employees. Management believes that the Soft-Skill training market is rapidly expanding mainly as a result of realization by organizations throughout the world that in order to remain competitive and manage for success, they must continuously invest in the training of their employees. Demand for quality training products and services is not only stemming from organizations, but from millions of workers who are seeking advanced training to keep up with the job skills required by today's more competitive global economy.

     As further reported by Training Magazine, there were thirty different specific Soft-Skill training subjects utilized by organizations in 2000 to increase employee productivity. The top ten subjects were: new-employee orientation, leadership, sexual harassment, new-equipment orientation, performance appraisals, team-building, safety, problem-solving/decision-making, train-the-trainer, and product knowledge.

     We have produced and are marketing training tapes which address three categories of the top ten categories listed in Training Magazine. These four tapes address: leadership (ranked 2nd) for which 81% of the employers provided training; team-building (ranked 6th) for which 77% of the employers provided training; and problem solving/decision-making (ranked 8th) for which 76% of the employers provided training. These three categories match the focus of the three tapes in our current library. New-employee orientation ranked first with 92%, sexual harassment ranked third with 81% and new-equipment orientation ranked fourth at 80%. We intend to develop and produce sexual harassment tapes in the near future. Currently, we believe that new-employee orientation and new-equipment orientation require too much individualized modification to merit any effort to enter those markets.

     Although many organizations continue to maintain in-house training departments, more and more of the training function is being filled by outside suppliers and contractors. Training Magazine reported in its October 2000 issue that since 1993, expenditures for outside training products and services have
increased   from  $9.9  billion  to  $19.5  billion  in  2000.   The  trend  for
organizations to increasingly outsource the training function is expected to continue as a result of the broad range of subjects that must be part of an effective employee training program and the cost of developing and maintaining internal training courses in the rapidly changing workplace.

The Information Technology Market

     The Annual Industry Report from the October, 2000 issue of Training Magazine revealed that of all formal training in U.S. organizations with ten or more employees, 39% is devoted to teaching computer skills. We believe that the market for Information Technology continues to be driven by technological change. As the rate of this change accelerates, organizations find themselves increasingly hampered in their ability to take advantage of the latest information technologies because their information technology professionals lack up-to-date knowledge and skills. We believe that the increasing demand for training information technology professionals is a result of several key factors, including:

- the proliferation of computers and networks throughout all levels of organizations;

-    the shift from mainframe systems to new client/server technologies;

- the continuous introduction and evolution of new client/server hardware and software technologies;

-    the proliferation of internet and intranet applications; and

-    corporate downsizing.

     It is our belief that all of the foregoing factors have resulted in increased training requirements for employees who must perform new job functions or multiple job tasks that require knowledge of varied software applications, technologies, business specific information and other training topics. Furthermore, since we believe that many businesses use hardware and software products provided by a variety of vendors, their information technology professionals require training on an increasing number of products and technologies which apply across vendors, platforms and operating systems.

     The October 2000 issue of Training Magazine indicates that approximately 63% of the training for information technology professionals continues to be provided by internal training departments, an increase from 55% in the prior year, this percentage remains constant regardless of company size or industrial categories. Further, the 37% delivered by outside sources is consistent with almost one-third outsourcing of all training sources in 2000. A proportion which has remained constant since 1997.

PRODUCTS AND SERVICES

     Currently, and for at least the next twelve months, we anticipate devoting our limited resources to the development, production and distribution of workforce training videos. We will continue such efforts under our agreement with The Hathaway Group, and we are also exploring possibilities for producing and distributing videos financed solely by us. If we are successful in our efforts to raise substantial additional capital, management will seek to develop, produce and distribute other training products and services, such as publications, audiocassettes and training packages. However, if we are not successful in raising substantial additional capital, we will be unable to pursue the development, production and distribution of these other products and services.

     Accompanying each of the videos produced by us is a workbook that is designed to be given to all employees participating in the training program. These workbooks are written for us by training professionals and serve to reinforce and enhance the lasting effectiveness of the video. In addition to the workbook, we plan to offer an audiocassette that gives the trainee a general orientation to the training material and serves to reinforce the video's salient points. We believe that the trainees will significantly benefit by being able to use the audio cassette to strengthen and review their comprehension of the information covered in the video during periods when it would be impossible to view a video, such as drive-time.

     Training videos typically have a running time of 20 to 35 minutes. The price range for training videos is between $250 and over $895 per video. The wide variance in the pricing structure is due to such factors as quality of production, on-camera personality, source of material, sophistication of graphics, and accompanying reference materials. The market continues to demonstrate to us its willingness to purchase high-end videos. Therefore, our strategy is to concentrate on producing high caliber videos utilizing elements and production values that will generate sales at the higher end of the price range, where profit margins are greater.

     The price differential between a corporate training video and a standard consumer video is justified by the fact that an organization will purchase a video and utilize it to train hundreds of employees over many years. A successful video may generate revenues of as much as $1 million a year. There are numerous examples of this in the industry, including: "Paradigm Shift," by Charthouse Learning; "Remember Me and Abilene Paradox," by CRM Films; "More Than a Gut

Feeling," by American Media; "The Guest," by Media Partners; and "Subtle Sexual Harassment," by Quality Media.

SALES AND MARKETING

     In most cases, the sale of management training products involves direct mail solicitation, preview request fulfillment, and telemarketing. We begin our sales effort by identifying prospective buyers and soliciting them through direct mail appeals that offer the recipient a free preview. In addition, we market and distribute our work force training videos via our web site at "advancedknowledge.com."

     Preview request fulfillment represents a major part of our sales plan. Most professional trainers will not purchase a training video until they have previewed it in its entirety, affording them an opportunity to evaluate the video's applicability to their specific objective and to judge its effectiveness as a training tool. When requests are received, a preview copy is immediately sent to the prospective buyer. To enhance sales potential, we send preview copies in the form of video catalogues. Each video catalogue will include several titles in the same general subject area, as the prospect may be interested in acquiring other videos that deal with similar issues. Within a short period of time following the shipment of the preview copy, a telemarketing representative will call the prospective buyer to get their comments and to ascertain their level of interest. As a result of having to send preview copies to potential customers, the sales cycle may take as little as a week or as long as several months.

     Understanding that the principal competitive factors in the training industry are quality, effectiveness, client service, and price, we have developed a marketing campaign that emphasizes our commitment to these key points, and in addition, serves to establish a positive image and brand value for our products. We utilize the following marketing methods to reach and motivate buyers of training products and services.

Branding

     The reason management has made brand development a key strategy of our business plan is that a brand is the intentional declaration of "who we are," "what we believe" and "why you should put your faith in our products and services." Above all, corporate branding is a promise a company can keep to its customers, the trade and its own employees.

     To be effective, a corporate brand should be understood by key audiences: customers, vendors, analysts, the media, employees and all other groups that determine the viability of a business. We anticipate that our corporate brand will grow to be our most valuable business asset. Familiarity leads to favorability. People who know our company are likely to feel more positive toward it than a lesser-known company.

     In order to build brand name recognition, we will strive to ensure that all corporate, brand, and trade advertising carrying the corporate name and other company-wide communications have a demonstrably positive impact on familiarity and favorability. In addition, we anticipate strengthening our brand identity by expanding the scope of our products and services through partnerships with highly regarded training institutions and professional associations.

Direct Mail

     We believe the most cost efficient way of generating sales is through the direct mailing of product catalogues to the purchaser of training products and materials at organizations having 100 or more employees. This is our prime target. According to Dun & Bradstreet, there are over 135,000 organizations in the United States with at least 100 people.

     To reach the target buyer, we utilize mailing lists purchased from, among others, the industry's most prestigious trade association, the American Society of Training and Development. Other sources of mailing lists include various trade associations and companies that sell mailing lists, such as Hugo Dunhill Mailing Lists, Inc.

     In addition to being cost effective, direct mail represents the most accurate way of measuring sales and marketing efforts. Each response received by us is tracked through a database for the purpose of determining the highest "pulling" list and to measure the effectiveness of a specific marketing campaign. In addition, by evaluating response rates, management is also in a position to determine what level of direct mail is needed to reach sales goals, and to alter its product line in accordance with marketplace feedback. Our intention is to incorporate state-of-the-art design in the production of our catalogues that will not only serve to generate sales for specific products, but will also help in building our brand value. This will be accomplished by highlighting the quality and effectiveness of our product line through the showcasing of customer endorsements. We believe that brand values have a strong tangible effect on the results of any direct mail effort, and therefore we will utilize all of our marketing materials to enhance our image as a reliable and competitive provider of quality training products and services.

Telemarketing

     We  manage  our  telemarketing   efforts  by  utilizing  trained  telephone
representatives who focus primarily on following-up leads that have been generated through direct mail solicitation. Our telemarketers are provided with information on a customer's buying history and past needs, which are entered into our proprietary database.

     Realizing that the buyers of training products and services are highly educated executives who have multiple pressures and needs, the telemarketers that we employ are trained in high-level, sophisticated selling skills. Using a step-by-step telemarketing process, developed by us, the representative attempts to establish a consultative relationship with potential customers. He or she then will be able to use that relationship in conjunction with information provided by our database to help generate additional sales or preview requests.

COMPETITION

     We believe that both the Soft-Skills and Information Technology sectors of the training market are highly fragmented, with low barriers to entry and no single competitor accounting for a dominant market share. Our competitors are primarily the internal training departments of companies and independent education and training companies.

Internal Training Departments

     We have learned that internal training departments generally provide companies with the most control over the method and content of training, enabling them to tailor the training to their specific needs. However, we believe that industry trends toward downsizing and outsourcing continue to reduce the size of internal training departments and increase the percentage of training delivered by external providers. Because internal trainers find it increasingly difficult to keep pace with new training concepts and technologies, and lack the capacity to meet demand, organizations increasingly supplement their internal training resources with externally supplied training in order to meet their requirements.

Independent Training Providers

     Our experience has revealed that independent training providers range in size and include publishers of texts, training manuals and newsletters, as well as providers of videos, software packages, training programs and seminars.

     Independent   training   providers  are  the  main   beneficiaries  of  the
organizational outsourcing trend. As a result of the increased demand for external training products and services, many large corporations have entered the field by establishing corporate training divisions. Among the larger competitors are: Times Mirror Corporation, Sylvan Learning Systems, Inc., Berkshire Hathaway, and Harcourt General. Additional competitors currently producing training products include: Blanchard Training & Development, Career Track, American Media, Pfeiffer & Company, CRM Films, AIMS Multimedia, Charthouse International and Learning Works.

     In all cases, the companies listed above have established credibility within the training industry, and compared to us, have substantially greater name recognition and greater financial, technical, sales, marketing and managerial resources.

     The workforce training market is characterized by significant price competition, and we expect to face increasing price pressures from competitors as company training managers demand more value for their training budgets. There can be no assurance that we will be able to provide products that compare favorably with workforce instructor led training techniques, interactive training software or other video programs, or that competitive pressures will not require us to reduce our prices significantly.

COMPANY HISTORY

     We were incorporated in Delaware on June 7, 1999 under the name "Becor Internet Inc." and changed our name to "Becor Communications, Inc." on May 15, 2000. We were an inactive shell corporation until March 20, 2000, when we purchased from Sporting Magic Inc. (formerly known as Advanced Knowledge, Inc.) all of the assets relating to its business of producing and distributing workforce training videos. Sporting Magic sold us those assets after acquiring a new business and new management. Our directors and officers served as directors and officers of Sporting Magic before the asset sale.

     The assets we purchased from Sporting Magic included all rights to the "Advanced Knowledge" name; the advancedknowledge.com web site; three workforce training videos entitled Twelve Angry Men: Teams That Don't Quit, The Cuban Missile Crisis: A Case Study in Decision Making and Its Consequences, and It's a Wonderful Life: Leading Through Service; and all cash, accounts receivable, inventory, equipment, personal property, and rights under production and distribution agreements held by Sporting Magic as of the effective time of the acquisition. In exchange for the assets, we assumed all of the liabilities incurred or accrued by Sporting Magic before the effective time of the acquisition.

     We have assigned all of the Sporting Magic assets and liabilities to our wholly-owned Delaware subsidiary, which we formed on March 24, 2000 and which has adopted the Advanced Knowledge name. Our subsidiary currently focuses exclusively on the workforce training video business.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We lease office space from an unaffiliated third party for $1,695 per month, located at 17337 Ventura Boulevard, Suite 224, Encino, California 91316. The lease terminates February 28, 2002. We anticipate that we will be able to renew the lease, and that this space, consisting of approximately 1,100 square feet, will be adequate for our operations through the end of fiscal 2002.

ITEM 3.  LEGAL PROCEEDINGS.

     During the last quarter, the Company received a letter from a competitor demanding the payment of damages for, among other things, "intentional interference with contractual relations." The demand is based upon the claim that an independent sales representative engaged by us was, for a period of time, an employee of the competitor while performing sales efforts on our behalf. We dispute the facts as alleged and deny any liability to the competitor. We have been threatened with litigation, but have not been served with a summons or complaint. If the competitor commences legal action, we intend to defend it vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     There is currently no public market for our common stock. We anticipate that during fiscal year 2002 we will seek to have our stock quoted for trading on either the Over-The-Counter Bulletin Board system (also known as OTC:BB) or the Pink Sheets Electronic Quotation Service. There can be no assurance that we will qualify to have our stock quoted on the OTC Bulletin Board system, the Pink Sheets Electronic Quotation System or any stock exchange or stock market.

     Both the Over-The-Counter Bulletin Board system and the Pink Sheets Electronic Quotation Service have requirements imposed on companies that desire to be listed in their systems.

     The Over-The-Counter Bulletin Board System (also known as OTC:BB) requires that the company's stock be registered with the Securities and Exchange commission, that the company be current with its Securities and Exchange Commission flings requirements, and have at least one (1) market maker. There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

     The Pink Sheets quotation system requires that the company's stock be registered with the Securities and Exchange Commission, have at least one (1) market maker and have a Form 15-211(c) on file with the National Association of Securities Dealers (also known as the NASD). The Pink Sheets do not have any minimum requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

REVERSE SPLIT

     On August 30, 2000, we completed a one-for-four reverse split of our common stock. The 5,000,000 shares that had been outstanding on that date were converted into a total of 1,250,000 shares as a result of the reverse split. Unless otherwise indicated, all references in this Form 10-KSB to shares of our common stock have been restated to give effect to the reverse split.

HOLDERS

     As of May 31, 2001 The Young Family Trust is the sole owner of our common stock. As of May 31, 2001, a total of 1,250,000 shares of our common stock were outstanding. We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding that are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

DIVIDEND POLICY

     We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Our revenues for the fiscal year ended May 31, 2001 was approximately $245,000. Revenues for the period ended May 31, 2000, were $36,000. This represents an increase of $209,000. This increase was due to the operations of the workforce training business being included in our Company only for the period of acquisition from Sporting Magic in March 2000.

     Net product sales made up nearly 100% of the total revenue in both years. We expect to generate revenues from the sale of workforce training videos in 2002 that exceed those generated in fiscal 2000 and fiscal 2001.

COSTS AND EXPENSES

     From 2000 to 2001, the cost of goods sold increased from $8,000 to $136,000. This represents an increase of $128,000. The cost of goods sold as a percent of sales increased by almost 33% (23% in 2000 to 56% in 2001). This is due to management's decision to expense $60,000 of video production costs due to continuing operating losses in its workforce training business.

     Total operating expenses increased from $49,0000 in 2000 to $316,000 in 2001. This represents an increase of $267,000. This increase was due primarily to the shorter period in 2000 for which operations were incurred and professional fees, (accounting and legal), of $61,000 incurred in 2001 associated with our efforts to register 3,000,000 of our shares and 200,000 of our principal shareholders shares with the Securities and Exchange Commission. However, once the shares are registered, we expect there will be further and future costs associated with efforts to have the shares listed on an exchange and to maintain the reporting requirements of a reporting company.. Our fixed overhead, consisting primarily of rent, was approximately $6,000 in 2000 and $28,000 in 2001. For fiscal 2002, we anticipate that operating expenses will run at about the same level as 2001. We expect that gross profits, as a percentage of sales, should increase and that as sales increase, the cost of goods sold will increase proportionately.

     Selling and marketing expenses increased from $22,000 in 2000 to $103,000 in 2001. This represents an increase of $81,000. The increase in selling and marketing was the result of the shorter operational period in 2000, and costs incurred to build up our sales force, advertising and marketing programs, much of which will benefit future periods. Selling and marketing expenses are expected to increase as we engage additional sales representatives and staff. We anticipate that the increased sales efforts will offset these increased selling and marketing costs and eventually decrease in their proportion to sales.

     General and administrative expenses increased from $25,000 in 2000 to $208,000 in 2001. This represents an increase of $183,000. This increase was the result of the shorter operational period in 2000, and increased professional fees, (accounting and legal), and fees paid to training industry consultants We do not expect our general and administrative expenses to decrease significantly. We anticipate that our general and administrative expenses will increase at a substantially lesser rate than any increase in sales.

     Overall, our losses from 2000 to 2001 increased from $23,000 to $218,000. This represents an increase of $195,000.

PLAN OF OPERATION

     We will continue marketing the workforce video library that we purchased from Sporting Magic Inc. in March 2000. During the next 12 months we plan to expand our video library by devoting a significant portion of our available resources toward the production and marketing of up to four new training videos. We estimate that our marketing and production costs during fiscal 2002 will be approximately $350,000. During the next 12 months year, we also plan to increase the number of our full-time employees from one to four and the number of our part-time employees from one to two. Currently, we are actively engaged in the development of our sales force for educational/training videos in order to generate sales.

     We also intend to seek potential business opportunities with a view toward enhancing stockholder value. Such opportunities might include acquisitions, mergers, joint ventures or other transactions, whether in related or unrelated businesses. Currently we have no written or oral agreement, plan, arrangement or understanding to enter into any such transaction.

LIQUIDITY AND CAPITAL RESOURCES

     We are a development stage company with a limited operating history and a history of net losses. Sporting Magic, the company from which we acquired our business, also had a limited history and experienced significant net losses. Our auditors have indicated in their report that our losses raise substantial doubt about our ability to continue as a going concern.

     We have a credit arrangement with our president, pursuant to which he has agreed to advance, at his discretion, up to $500,000 for our operating expenses and the production of training videos, under the terms of an 8% secured promissory note and a related security agreement. As of May 31, 2001, we owed our president a total of $305,745 in principal and interest under the note. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2002.

     We expect that cash from operations and proceeds from the sale of common stock will be sufficient to satisfy our budgeted cash requirements for at least the next 12 months, provided that we meet sales expectations and are able to sell all of the shares of common stock that have been offered pursuant to a prospectus dated May 29, 2001. If we sell fewer shares than offered, we may still be able to satisfy our current cash requirements by borrowing additional funds under the note from our president. However, if our president is unable or unwilling to advance additional funds under the note, we may be required to seek additional equity or debt financing from other sources, which may not be available on acceptable terms. Further, our ability to pursue any business opportunity that requires us to make a cash payment would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos and delay any business transaction requiring the payment of cash, or both.

ITEM 7.  FINANCIAL STATEMENTS.


                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGES

Independent Auditors' Report..............................................16

Financial Statements:

     Consolidated Balance Sheet, May 31, 2001.............................17

     Consolidated Statements of Operations
            for the Year Ended May 31, 2001 and for the Period
            June 2, 1999 (Date of Inception) to May 31, 2000..............18

     Consolidated Statements of Shareholder Deficit
            for the Year Ended May 31, 2001 and for the Period
            June 2, 1999 (Date of Inception) to May 31, 2000..............19

     Consolidated Statements of Cash Flows
            for the Year Ended May 31, 2001 and for the Period
            June 2, 1999 (Date of Inception) to May 31, 2000..............20

     Notes to Financial Statements........................................22-25

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Becor Communications, Inc.:

We have audited the accompanying consolidated balance sheet of Becor Communications, Inc. (formerly Becor Internet, Inc.) (the "Company") as of May 31, 2001 and the related consolidated statements of operations, shareholder deficit and cash flows for the year ended May 31, 2001 and for the period June 2, 1999 (date of inception) to May 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2001, and the consolidated results of its operations and cash flows for the year ended May 31, 2001 and for the period June 2, 1999 (date of inception) to May 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations since inception that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




s/s Farber & Hass LLP
Oxnard, California
August 17, 2001

BECOR COMMUNICATIONS, INC.
(FORMERLY BECOR INTERNET, INC.)

CONSOLIDATED BALANCE SHEET
MAY 31, 2001
--------------------------------------------------------------------------------
ASSETS

CASH                                                                  $   3,483
ACCOUNTS RECEIVABLE, Less allowance of $26,096                           34,178
PREPAID EXPENSES                                                            165
PROPERTY AND EQUIPMENT, Less accumulated
  depreciation of $1,126                                                  3,700
SECURITY DEPOSITS                                                         2,353
                                                                      ---------

TOTAL ASSETS                                                          $  43,879
                                                                      =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 $  69,512
ACCRUED ROYALTIES                                                        13,959
ACCRUED INTEREST TO SHAREHOLDER                                          37,183
NOTE PAYABLE TO SHAREHOLDER                                             268,562
                                                                      ---------

TOTAL LIABILITIES                                                       389,216
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S DEFICIT:
Common stock, par value - $.001, 25,000,000 shares
  authorized; 1,250,000 shares issued and outstanding                     1,250
Additional paid-in capital                                             (105,443)
Accumulated deficit                                                    (241,144)
                                                                      ---------
Total shareholder's deficit                                            (345,337)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT                           $  43,879
                                                                      =========


See  independent   auditors'  report  and  accompanying  notes  to  consolidated financial statements.

BECOR COMMUNICATIONS, INC.
(FORMERLY BECOR INTERNET, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2001 AND
FOR THE PERIOD JUNE 2, 1999
(DATE OF INCEPTION) TO MAY 31, 2000
--------------------------------------------------------------------------------
                                                                   June 2, 1999
                                                                       (Date of
                                                                      Inception)
                                                      May 31,         to May 31,
                                                        2001               2000
                                                  -----------       -----------
REVENUES:
Rental income                                     $    18,422       $     2,250
Sales                                                 215,860            30,274
Royalty income                                         10,400             3,072
                                                  -----------       -----------
Total revenues                                        244,682            35,596
                                                  -----------       -----------

COST OF GOODS SOLD                                    136,458             8,053
                                                  -----------       -----------

GROSS MARGIN                                          108,224            27,543
                                                  -----------       -----------

OPERATING EXPENSES:
Selling and marketing                                 102,531            21,883
General and administrative                            206,771            24,835
Research and development                                6,455             2,227
                                                  -----------       -----------
Total operating expenses                              315,757            48,945
                                                  -----------       -----------

LOSS FROM OPERATIONS                                 (207,533)          (21,402)
                                                  -----------       -----------

OTHER INCOME (EXPENSE):
Interest expense                                      (17,182)           (2,578)
Other income                                            7,474             1,678
                                                  -----------       -----------
Other expense, net                                     (9,708)             (900)
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES                             (217,241)          (22,302)

INCOME TAXES                                              800               800
                                                  -----------       -----------

NET LOSS                                          $  (218,041)      $   (23,102)
                                                  ===========       ===========

BASIC LOSS PER COMMON SHARE                       $     (0.17)      $      (.02)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 1,250,000         1,250,000
                                                  ===========       ===========


See  independent   auditors'  report  and  accompanying  notes  to  consolidated financial statements.


BECOR COMMUNICATIONS, INC.
(FORMERLY BECOR INTERNET, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDER DEFICIT
FOR THE YEAR ENDED MAY 31, 2001 AND
FOR THE PERIOD JUNE 2, 1999 (DATE OF INCEPTION)
TO MAY 31, 2000
-----------------------------------------------------------------------------------------------
                                                       Additional
                                  Common Stock            Paid-in     Shareholder
                                Shares     Amount         Capital        (Deficit)        Total
                                ------     ------         -------         -------         -----
BALANCE,
  JUNE 2, 1999
    (Date of Inception)            -0-     $  -0-       $     -0-       $     -0-     $     -0-

CONTRIBUTION
    OF CAPITAL                                                250                           250

EXCESS OF LIABILITIES
  ASSUMED OVER ASSETS
  ACQUIRED FROM
  SPORTING MAGIC, INC.                                   (204,443)                     (204,443)

REDUCTION OF NOTE
  PAYABLE TO
  SHAREHOLDER                1,250,000      1,250          98,750                       100,000

NET LOSS                                                                  (23,102)      (23,102)
                             ---------     ------       ---------       ---------     ---------

BALANCE,
    MAY 31, 2000             1,250,000      1,250        (105,443)        (23,102)     (127,295)

NET LOSS                                                                 (218,041)     (218,041)
                             ---------     ------       ---------       ---------     ---------

BALANCE,
    MAY 31, 2001             1,250,000     $1,250       $(105,443)      $(241,143)    $(345,336)
                             =========     ======       =========       =========     =========


See  independent   auditors'  report  and  accompanying  notes  to  consolidated financial statements.

BECOR COMMUNICATIONS, INC.
(FORMERLY BECOR INTERNET, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MAY 31, 2001 AND
FOR THE PERIOD JUNE 2, 1999
(DATE OF INCEPTION) TO MAY 31, 2000
--------------------------------------------------------------------------------

                                                                   June 2, 1999
                                                                       (Date of
                                                                      Inception)
                                                          May 31,     to May 31,
                                                            2001           2000
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(218,041)    $ (23,102)
Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                                              965           161
    Amortization                                            7,200         3,174
    Changes in operating assets and liabilities:
    Accounts receivable                                   (14,888)       35,385
      Video inventory and production costs                 31,763        (1,072)
      Accounts payable and accrued expenses                64,029       (59,858)
      Security deposits                                       -0-        (2,350)
                                                        ---------     ---------
Net cash used by operating activities                    (128,972)      (47,662)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     (4,824)
Cash acquired from Sporting Magic, Inc.                                   4,091
                                                        ---------     ---------
Net cash used by investing activities                         -0-          (733)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital                                                         250
Borrowings from shareholder                               128,850        51,750
                                                        ---------     ---------
Net cash provided by financing activities                 128,850        52,000
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH                              (122)        3,605

CASH, BEGINNING OF PERIOD                                   3,605           -0-
                                                        ---------     ---------

CASH, END OF PERIOD                                     $   3,483     $   3,605
                                                        =========     =========


                                                                     (Continued)

BECOR COMMUNICATIONS, INC.
(FORMERLY BECOR INTERNET, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
FOR THE YEAR ENDED MAY 31, 2001 AND
FOR THE PERIOD JUNE 2, 1999
(DATE OF INCEPTION) TO MAY 31, 2000
--------------------------------------------------------------------------------

                                                                   June 2, 1999
                                                                       (Date of
                                                                      Inception)
                                                          May 31,     to May 31,
                                                            2001           2000
                                                        ---------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
    Interest                                            $     -0-     $   2,578
    Income taxes                                        $     -0-     $     -0-


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In 2000, the Company issued 1,250,000 shares of its common stock for the satisfaction of $100,000 of a note payable to the Company's sole shareholder.

During March 2000, the Company acquired all of the assets and liabilities of Sporting Magic, Inc., a related party through common ownership, for no consideration. The assets acquired and liabilities assumed are as follows:

Cash                                                              $       4,091
Accounts receivable                                                      54,675
Video inventory                                                          41,065
Other assets                                                              1,050
Due to shareholder                                                     (187,962)
Other liabilities                                                      (117,362)
                                                                  -------------

Excess of liabilities assumed over assets acquired                $    (204,443)
                                                                  =============


See  independent   auditors'  report  and  accompanying  notes  to  consolidated financial statements.

BECOR COMMUNICATIONS, INC.
(FORMERLY BECOR INTERNET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS DESCRIPTION - Becor Communications, Inc. (formerly Becor Internet, Inc.) (the "Company"), through its wholly-owned subsidiary, is engaged in the development, production and distribution of training and educational products and services. In March 2000, the Company formed Web Star Training, Inc. as a wholly-owned subsidiary, incorporated under the laws of Delaware, authorized to issue 1,000 shares of no par value common stock. In April 2000, the Board voted to change the name of this subsidiary to Advanced Knowledge, Inc. The Company's fiscal year end is May 31.

     During March 2000, the Company acquired all of the assets and liabilities of Sporting Magic, Inc., a related party through common ownership, for no consideration. The acquisition has been accounted for in a manner similar to a pooling of interests whereby the assets and liabilities have been recorded at their historical basis at date of transfer. The excess of liabilities assumed over assets acquired has been recorded as a charge to paid-in capital.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Advanced Knowledge, Inc. All significant intercompany accounts and transactions have been eliminated.

     GOING CONCERN - The Company has experienced significant operating losses since inception. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 7, management has developed an operating plan, which they believe will generate sufficient cash to meet its obligations in the normal course of business. In addition, the Company has an agreement with its President and majority shareholder, which provides for borrowings up to $500,000 (see Note 2).

     UNCLASSIFIED BALANCE SHEET - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

     REVENUE RECOGNITION - Sales are recognized upon shipment of videos and training manuals to the customer. Rental income is recognized over the related period that the videos are rented.

     PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INCOME TAXES - The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The provision for income taxes in 2000 represents the California corporate minimum franchise tax.

     RESEARCH AND DEVELOPMENT - Company-sponsored research and development costs related to both present and future products are expensed currently as a separate line item in the accompanying statements of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of accounts receivable, accrued expenses and note payable) approximates fair value due to the short term maturities of such instruments.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company does not require collateral on sales. As of May 31, 2001, one customer comprised approximately 11.5% of accounts receivable.

     SIGNIFICANT CUSTOMER - During the period ended May 31, 2001, no customer accounted for over 10% of the Company's net sales.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Property and equipment consists of a telephone system and office equipment costing $5,816.

     NET LOSS PER SHARE - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period. The Company did not present Diluted EPS, since the result was anti-dilutive.

     STOCK SPLIT - During August 2000, the Board of Directors approved a reverse stock split of 4 to 1. The reverse stock split has been retroactively reflected in the financial statements.

2.   NOTE PAYABLE TO SHAREHOLDER

     The Company entered into an agreement with its President and sole shareholder to borrow up to $500,000 (at the discretion of the President) with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due December 31, 2002.

3.   INCOME TAXES

     The Company has net operating loss carryforwards totaling approximately $200,000 for Federal income tax purposes available to offset future taxable income through 2021. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

4.   COMMITMENTS AND CONTINGENCIES

     The Company has agreements with companies to pay a royalty on sales of certain videos. The royalty is based on a specified formula, which averages approximately 35% to 45% of gross sales.

     The Company leases its operating facility for $1,695 per month in Encino, California under a non-cancelable operating lease, which expires in February 2002. The Company expects to renew the lease under similar terms.

5.   LEGAL

     The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

6.   FOURTH QUARTER ADJUSTMENT

     Management evaluated the components of its video inventory production costs and determined that based on projected sales and losses experienced in operations of the workforce training video business, the net amount of $61,000 should be expensed as of May 31, 2001.

7.   MANAGEMENT'S PLANS

     Management believes that it will require additional investment in order to achieve higher sales and cash flows from operations. Projected sales combined with available borrowings on the line of credit with its sole shareholder will be adequate to finance the next fiscal year's cash flow requirements. Management also plans on obtaining additional financing sources consisting of equity and debt to fund working capital and product development.

                                   ----------

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


     The following table sets forth the current  officers and directors of Becor
Communications:

NAME                                AGE               POSITION

Buddy Young                         66                President, Chief Executive
                                                      Officer, Chief Financial
                                                      Officer and Director

L. Stephen Albright                 49                Secretary and Director

Dennis Spiegelman                   55                Director

Howard Young                        41                Vice President

BUDDY YOUNG has served as President, Chief Executive Officer, Chief Financial Officer and a Director of the Company since June 7, 1999. Prior to joining the Company, Mr. Young served in similar capacities at a number of publicly traded companies. These include Sporting Magic, Inc, and MGPX Ventures, Inc, now known as Contango Oil & Gas. During Mr. Young's career he has served in various executive capacities in the entertainment industry. From 1992 until July 1996, Mr. Young served as President and Chief Executive Officer of Bexy Communications, Inc. ("Bexy"), a publicly held company whose stock traded on the over-the-counter Bulletin Board system. Bexy's core business was the production, financing and distribution of television programming. During his tenure at Bexy, Bexy produced and distributed a number of television programs, including a two-hour special, "Heartstoppers . . . Horror at the Movies," hosted by George Hamilton, and a 26 episode half-hour television series entitled, "Feelin' Great," hosted by Dynasty's John James. From June 1983 until December 1991, Mr. Young was President, Chief Executive Officer and a Director of Color Systems Technology, Inc., a publicly held company whose stock traded on The American Stock Exchange. Color Systems' major line of business is the use of its patented computer process for the conversion of black and white motion pictures to color. Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as Director of West Coast Advertising and Publicity for United Artists Corporation, from 1975 to 1976 as Director of Worldwide Advertising and Publicity for Columbia Pictures Corp., from 1976 to 1979 as Vice President of Worldwide Advertising and Publicity for MCA/Universal Pictures, Inc., and from 1981 to 1982 as a principal in the motion picture consulting firm of

Powell & Young, which represented some of the industry's leading film makers. For the past twenty-five years, Mr. Young has been an active member of The
Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

L. STEPHEN ALBRIGHT has served as a Director of the Company since June 7, 1999. Mr. Albright received his undergraduate degree in Business Administration and Marketing, from West Virginia University in 1975. Following careers in sales and new home construction, Mr. Albright entered Whittier College School of Law in 1980. Mr. Albright was admitted to practice law in the State of California in 1983. Mr. Albright spent approximately half of his legal career in private practice where he has been primarily engaged in transactional work, business litigation, and providing general legal business advice to clients. Mr. Albright also spent seven years as in-house counsel, Vice President, General Counsel and Secretary to CST Entertainment Imaging, Inc., a publicly-held company. While with CST, Mr. Albright was responsible for all aspects of the company's annual shareholder's meetings; preparation and filing of the company's proxy materials, annual reports on Form 10-K, and quarterly reports on Form 10-Q; and drafting and negotiating lease agreements, distribution and licensing agreements and debt and equity funding arrangements.

DENNIS SPIEGELMAN has served as a Director of the Company since June 7, 1999. Mr. Spiegelman is an experienced sales and marketing executive with a successful track record in many aspects of the entertainment industry. He is currently Senior Vice President, Sales and Marketing at Axium Entertainment, a company specializing in providing payroll services to the entertainment industry. Prior to joining Axium, he held similar positions with AP Services, Inc., and IDC Entertainment Services. During his career of more than 25 years, Mr. Spiegelman has held various other senior positions, including Director of Operations at Heritage Entertainment, and President and Director of All American Group, Inc. While at these companies, Mr. Spiegelman was mainly responsible for the sale of feature films to foreign theatrical, video, and television markets. In addition, Mr. Spiegelman has served as Executive Producer of the theatrical motion picture entitled, "Nobody's Perfect," and is a past president of Financial, Administrative, and Management Executives in Entertainment, a 50-year-old networking organization for entertainment industry executives.

HOWARD YOUNG has served as a Vice President of the Company since June 7, 1999. Prior thereto, Mr. Young served as the Director of Marketing for Advanced Knowledge. Mr. Young started his business career at Columbia Pictures in 1983 as a motion picture sales trainee. Shortly thereafter he was promoted to salesman, and was responsible for sales and exhibitor relations in the Seattle- Portland territory. In 1985 Mr. Young joined one of Hollywood's leading advertising agencies, JP Advertising. While there he served in a number of positions relating to the marketing of motion pictures. In 1992 he was named a Senior Vice President of the agency, and was responsible for supervising client accounts. Among others, the agency's accounts included: The Walt Disney Company, 20th Century Fox, Columbia Pictures and Paramount Pictures. Along with his client responsibilities Mr. Young supervised the administrative operations of the agency. During his tenure at JP Advertising, Mr. Young worked on the marketing campaigns of such films as Titanic, Speed, 101 Dalmatians, Men in Black, and True Lies. A graduate of Redlands University, Mr. Young joined Advanced Knowledge in June of 1998. In addition to his responsibilities at Advanced Knowledge, he serves as a consultant to a number of companies in the marketing of their products and services and is active as a graduate assistant in the Dale Carnegie Course Program. Mr. Young is the son of the Company's president and principal stockholder.

     Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. We do not currently pay compensation to directors for services in that capacity.

     Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. Except as disclosed above with respect to Howard Young and Buddy Young, there are no family relationships between any director or executive officer and any other director or executive officer of Becor Communications.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other
Advanced Knowledge equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

     None of the Company's officers or directors filed their Form 5's with the Commission within the prescribed forty five day time period following the close of the Company's fiscal year. However, each of the officers and directors has since filed their Form 5 for the fiscal year ended May 31, 2001. Since the Company's Form SB-2 Registration Statement was not effective until May 29, 2001 and since that time there have not been any changes in the shares held by any of the Company's officers and directors the only reports for which the officers and directors were delinquent was their Form 5. Each of the officers and directors filed their Form 5 with the commission on Wednesday August 22, 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

     As a result of our current limited available cash, no officer or director received compensation during the fiscal year ended May 31, 2001. We intend to pay salaries when cash flow permits. No officer of director received stock options or other non-cash compensation during the fiscal year ended May 31, 2001. We currently have no employment agreement with any officer of the company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of Becor Communications outstanding Common Stock as of May 31, 2001, by each person known by Becor Communications to own beneficially more than 5% of the outstanding Common Stock, by each of our directors and by all directors and officers of Becor Communications as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law.



                                    Number                           Percentage
                                    of Shares                        of Class
                                    Owned                            Owned
                                    Before the                       Before the
Name and Address                    Offering                         Offering
----------------                    -----------                      ----------

Young Family Trust                  1,250,000(1)                     100.0%


Buddy Young and
Rebecca Young                       1,250,000(1)                     100.0%


Stephen Albright                        -0-                          -0-

Dennis Spiegelman                       -0-                          -0-

Howard Young                            -0-                          -0-

All officers and
directors as a group
(4 persons)                         1,250,000(1)                     100.0%
---------------
(1) All of the shares beneficially owned by the Young Family Trust are also beneficially owned by Buddy Young and Rebecca Young, who, as co-trustees of the Trust, share voting and investment power over the shares. Buddy Young is a director and executive officer of Becor Communications and was also a director and executive officer of Sporting Magic Inc. The Trust was also a principal stockholder of Sporting Magic.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 20, 2000, in a transaction that was unanimously approved by the disinterested directors of Becor Communications, we purchased all of Sporting Magic's assets relating to its business of producing and distributing workforce training videos. These assets included all rights to the Advanced Knowledge name; the advancedknowledge.com Web site; four workforce training videos; and all cash, accounts receivable, inventory, equipment, personal property, and rights under production and distribution agreements held by Sporting Magic as of March 20, 2000.

     According to the unaudited balance sheet of Sporting Magic as of March 20, 2000, Sporting Magic had total assets of approximately $101,000 and total liabilities of approximately $305,000 at that date.

     At the time of the acquisition, our sole stockholder, the Young Family Trust, owned 1,976,147 shares of Sporting Magic's common stock. These 1,976,147 shares represented 32.94% of the total ownership of Sporting Magic at that time. Also, as co-trustees of the Young Family Trust, Buddy and Rebecca Young are considered to be beneficial owners of these shares. Mr. Young, our president, chief executive officer, chief financial officer and chairman, currently serves in the same positions for Sporting Magic.

     In connection with our asset purchase, we assumed Sporting Magic's rights and obligations under its credit arrangement with Mr. Young. Pursuant to that arrangement, Mr. Young had agreed to advance, at his discretion, up to $300,000 to the company for operating expenses and the production of training videos. The loan carried an 8% annual interest rate evidenced by a secured promissory note and a related security agreement. As of March 20, 2000, Sporting Magic owed Mr. Young a total of $204,995 in principal and interest under the note. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the note was due and payable on December 31, 2001. On February 15, 2001 the note was amended to increase the amount Mr. Young agreed to advance us, at his sole discretion, from $300,000 to $500,000, and the payment due date was changed to December 31, 2002.

     On April 5, 2000, we issued 1,250,000 shares of our common stock to the Young Family Trust in exchange for the cancellation of $100,000 of indebtedness under the note to Mr. Young. As of May 31, 2001 we owed $268,560 principal and $36,544 interest to Mr. Young under the note.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     The following documents are included or incorporated by reference as exhibits to this report:

  EXHIBIT NO.                              TITLE OF DOCUMENT
  -----------       ------------------------------------------------------------

     2.1            Asset Sale  Agreement  dated  March 16 , 2000,  by and among
                    Sporting Magic Inc. (then known as Advanced Knowledge, Inc.), as seller, the registrant, as purchaser, and Buddy Young, an individual, and ratified and approved by Soccer Magic Inc.

                    Pursuant to Regulation S-B, Item 601(b)(2), the following schedules to the Asset Sale Agreement will be provided to the Commission upon request:

                    Exhibit A    Schedule of Trademarks, Patents and Copyrights

                    Exhibit B    Schedule of Personal Property
                    Exhibit C    Schedule of Equipment Leases
                    Exhibit D    Schedule of Contracts, Accounts Receivable and
                                 Inventory
                    Exhibit E    Schedule of Other Events
                    Exhibit F    Schedule of Assumed Liabilities

     3.1 Certificate of Incorporation of the registrant dated June 2, 1999 and filed with the Delaware Secretary of State on June 7, 1999

     3.2 Certificate of Amendment of Certificate of Incorporation of the registrant dated June 25, 1999 and filed with the Delaware Secretary of State on June 29, 1999

     3.3 Certificate of Amendment of Certificate of Incorporation of the registrant dated May 8, 2000 and filed with the Delaware Secretary of State on May 15, 2000

     3.4 Certificate of Amendment of Certificate of Incorporation of the registrant dated August 29, 2000 and filed with the Delaware Secretary of State on August 30, 2000

     3.5            Bylaws of Becor Communications, Inc.

     4.1            Form of Certificate of Common Stock of Becor Communications,
                    Inc.

     10.1           Production  Agreement,  dated  January 5, 1998,  between the
                    registrant   (assigned  by  Sporting  Magic  Inc.)  and  The
                    Hathaway Group

     10.3 Secured Promissory Note of the registrant (assumed from Sporting Magic Inc.), dated August 18, 1998, in favor of Buddy Young

     10.4 Security Agreement, dated August 18, 1998, between the registrant (assumed from Sporting Magic Inc.) and Buddy Young

     10.5 Extension of the Note, dated March 24, 1999, between the registrant (assumed from Sporting Magic Inc.) and Buddy Young

     10.5.1 Amendment to Secured Promissory Note, Security Agreement and extension of Note (all assumed from Sporting Magic, Inc.), dated February 15, 2001, between the registration and Buddy Young

     10.6 Master copy of "Independent Sales Representative Agreement" used by Advanced Knowledge, Inc. for all domestic sales representatives and distributors

     10.6.1         List   of   names   and   addresses   of   domestic    sales
                    representatives and distributors

     10.7 Master copy of "International Distribution Rights Agreement" used by Advanced Knowledge, Inc. for all international sales representatives and distributors

     10.7.1         List  of  names  and   addresses  of   international   sales
                    representatives and distributors

     21.1           Subsidiaries of the Registrant

(b)  REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K during the fiscal year ended May 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 27, 2001               BECOR COMMUNICATIONS, INC.

                                       By:  /S/ BUDDY YOUNG
                                            ------------------------------------
                                            Buddy Young
                                            President, Chief Executive Officer
                                            and Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    August 27, 2001                    /S/ BUDDY YOUNG
                                            ------------------------------------
                                            Buddy Young
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and Director
                                            (Principal Executive, Financial and
                                            Accounting Officer)


Date:    August 27, 2001                    /S/ L. STEPHEN ALBRIGHT
                                            ------------------------------------
                                            L. Stephen Albright
                                            Director


Date:    August 27, 2001                    /S/ DENNIS SPIEGELMAN
                                            ------------------------------------
                                            Dennis Spiegelman
                                            Director