Form 10QSB
period 2001-08-31
BECOR COMMUNICATIONS INC
filed 2001-10-04
CIK 1124077

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended August 31, 2001


[ ] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                        Commission File Number: 333-46690

                           BECOR COMMUNICATIONS, Inc.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                   95-4766094
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

                       17337 Ventura Boulevard, Suite 224
                            Encino, California 91316
                    Issuer's Telephone Number: (818) 784-0040
            (Address and phone number of principal executive offices)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     The Registrant has 1,273,650 shares of Common stock, par value $.001 per share issued and outstanding as of August 31, 2001.

     Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I      FINANCIAL INFORMATION                                         Page

Item 1.     Financial Statements                                            3
            Balance Sheets (unaudited)                                      4
            Statements of Operations and Accumulated
              Deficit (unaudited)                                           5
            Statements of Cash Flows (unaudited)                            6
            Notes to Financial Statements                                   7

Item 2.     Management's Discussion and Analysis or Plan
            of Operation                                                    9


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                              10

Item 2.     Changes in Securities and Use of Proceeds                      10

Item 3.     Defaults upon Senior Securities                                10

Item 4.     Submission of Matters to a Vote
            of Security Holders                                            10

Item 5.     Other Information                                              10

Item 6.     Exhibits and Reports on Form 8-K                               10

Signatures                                                                 11

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

BECOR COMMUNICATIONS, INC.


BALANCE SHEETS
--------------------------------------------------------------------------------
                                                       August 31,
                                                            2001         May 31,
                                                      (Unaudited)          2001
                                                       ---------      ---------
ASSETS

CASH .............................................     $   4,201      $   3,483

ACCOUNTS RECEIVABLE ..............................        38,671         34,178

PROPERTY AND EQUIPMENT ...........................         4,068          3,700

PREPAID EXPENSES AND OTHER CURRENT ASSETS ........         2,518          2,518
                                                       ---------      ---------

TOTAL ASSETS .....................................     $  49,458      $  43,879
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Accrued royalties ................................     $  21,926      $  13,959
Accrued expenses .................................        66,744         69,512
Note payable to shareholder ......................       281,562        268,562
Note payable to bank .............................         5,000
Accrued interest due to shareholder ..............        42,590         37,183
                                                       ---------      ---------
Total liabilities ................................       417,822        389,216
                                                       ---------      ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
  25,000,000 shares authorized, 1,273,650
  and 1,250,000 shares issued and
  outstanding at August 31, 2001 and
    May 31, 2001, respectively ...................         1,274          1,250
Additional paid-in capital .......................      (100,929)      (105,443)
Accumulated deficit ..............................      (268,709)      (241,144)
                                                       ---------      ---------
Total shareholders' deficit ......................      (368,364)      (345,337)
                                                       ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......     $  49,458      $  43,879
                                                       =========      =========


See accompanying notes to financial statements.

BECOR COMMUNICATIONS, INC.


STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                          2001             2000
                                                   -----------      -----------

REVENUES .....................................     $    98,380      $    49,792

COST OF REVENUES .............................          46,220           12,749
                                                   -----------      -----------

GROSS PROFIT .................................          52,160           37,043
                                                   -----------      -----------

EXPENSES:
Selling and marketing ........................          30,818           14,507
General and administrative ...................          38,104           35,816
Research and development .....................           4,596            3,306
Interest expense .............................           5,407            6,390
                                                   -----------      -----------
Total expenses ...............................          78,925           60,019
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES .....................         (26,765)         (22,976)

INCOME TAXES .................................             800
                                                   -----------      -----------

NET LOSS .....................................         (27,565)     $   (22,976)
                                                                    ===========

ACCUMULATED DEFICIT AT MAY 31, 2001 ..........        (241,144)
                                                   -----------

ACCUMULATED DEFICIT AT AUGUST 31, 2001 .......     $  (268,709)
                                                   ===========


BASIC LOSS PER SHARE .........................     $      (.02)     $      (.02)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ................................       1,261,114        1,250,000
                                                   ===========      ===========


See accompanying notes to financial statements.

BECOR COMMUNICATIONS, INC.


STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                             2001          2000
                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................     $(27,565)     $(22,976)
Adjustments to reconcile net loss
  to net cash used by operating activities:
    Amortization ...................................          274
    Changes in operating assets and
      liabilities:
    Accounts receivable ............................       (4,493)          992
    Inventory ......................................                       (763)
    Accrued expenses ...............................       10,606           396
                                                         --------      --------
Net cash used by operating activities ..............      (21,178)      (22,351)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of equipment ............................         (642)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock ...............................        4,538
Net borrowings from shareholder ....................       13,000        21,000
Net borrowings from bank ...........................        5,000
                                                         --------      --------
Net cash provided by financing activities ..........       22,538        21,000
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH ....................          718        (1,351)

CASH, BEGINNING OF PERIOD ..........................        3,483         3,605
                                                         --------      --------

CASH, END OF PERIOD ................................     $  4,201      $  2,254
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest .............................     $    -0-      $ 12,781
Cash paid for income taxes .........................     $    800      $    -0-


See accompanying notes to financial statements.

BECOR COMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2001, are not necessarily indicative of the results that may be expected for the year ended May 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10K-SB for the year ended May 31, 2001.

     The balance sheet at May 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     GENERAL INFORMATION - The Company produces and markets business training videos.

     GOING CONCERN - The Company experienced significant operating losses for the year ended May 31, 2001 and through August 31, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business. In addition, the Company has an agreement with its President and majority shareholder which provides for borrowings up to $500,000.

     UNCLASSIFIED BALANCE SHEET - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

     LOSS PER SHARE - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

2.   MANAGEMENT PLANS

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

BECOR COMMUNICATIONS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Through our subsidiary Advanced Knowledge, we will continue to devote our limited resources to marketing our workforce training video library and related training materials. At this time these efforts are focused on four titles, "Twelve Angry Men: Teams That Don't Quit", "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences", "What It Really Takes To Be A World Class Company", and "It's A Wonderful Life: Leading Through Service". In addition, we anticipates spending some of our resources on the production of additional training videos, and the acquisition of distribution rights to training videos produced by other companies. The amount of funds available for these expenditures will be determined by our ability to raise capital, either through an equity offering or traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

Operating expenses and production costs during the quarter ending August 31, 2001 were $125,000. Management expects that sales of its videos and training materials, along with available funds under an agreement with its President and majority shareholder, and the sale of equity should satisfy its cash requirements over the next year. However, there can be no assurance that its President will continue to supply funds pursuant to such agreement, nor that the Company will be successful in raising capital through the sale of equity. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

During the quarter ended August 31, 2001 the Company sold 23,650 shares of its common stock for $4,538. We used the proceeds from the sale of these shares for legal and accounting expenses.

We currently have 2 employees. These employees received no compensation through August 31, 2001. If cash resources permit, the Company plans to increase its employees to 6 during calendar 2002, (2 administrative, 4 sales).

During the quarter ended August 31, 2001, we had revenues of approximately $98,000 versus $50,000 for the same quarter in the prior year. Cost of revenues increased from $13,000 (26% of revenues) in the quarter ended August 31, 2000 to $46,000 (47% of revenues) in 2001. Increased distribution and production costs accounted for the increased costs in 2001.

Selling and marketing costs increased from $15,000 (29% of revenues) in 2000 to $31,000 (32% of revenues in 2001). The increased expenses are primarily commissions paid on increased sales.

General and administrative expenses increased from $36,000 (72% of revenues) in 2000 to $38,000 (39% of revenues) in 2001. Such costs are primarily fixed in nature and are not expected to increase proportionately with revenues.

We have an agreement with our President and majority shareholder to provide, at the President's discretion, up to $500,000 at 8% interest. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2002. The Company has borrowed approximately $287,000 through August 31, 2001.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. In connection with the production of its video and training materials, the Company has an agreement with the co-producer of the video, 12 Angry Men, and The Cuban Missile Crisis to pay a royalty based on a specified formula, which has averaged to approximately 35% of gross sales.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          During the last quarter, our wholly owned subsidiary Advanced Knowledge received a letter from a competitor demanding the payment of damages for, among other things, are intentional interference with contractual relations." The demand is based upon the claim that an independent sales representative engaged by us was, for a period of time, an employee of the competitor while performing sales efforts on our behalf. We dispute the facts as alleged and deny any liability to the competitor. We have been threatened with litigation, but have not been served with a summons or complaint. If the competitor commences legal action, we intend to defend it vigorously.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS   None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          During the quarter ended August 31, 2001, no matters were submitted to the Company's security holders.

ITEM 5.   OTHER INFORMATION     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K   None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BECOR COMMUNICATIONS, INC.
                                           (Registrant)


Dated:  October 2, 2001                    /s/ Buddy Young
                                           -------------------------------------
                                           Buddy Young, President and Chief
                                           Executive Officer