Form 10QSB
period 2001-11-30
BECOR COMMUNICATIONS INC
filed 2002-01-09
CIK 1124077

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2001

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

     The Registrant has 1,273,650 shares of Common stock, par value $.001 per share issued and outstanding as of November 30, 2001.

     Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION                                              Page
Item 1.  Financial Statements                                                 3
         Consolidated Balance Sheets
             November 30, 2001 and May 31, 2001                               4
         Consolidated Statements of Operations
             For the Three- and Six-Month Periods
             Ended November 30, 2001 and 2000                                 6
         Consolidated Statements of Cash Flows
             For the Six Months Ended
             November 30, 2001 and 2000                                       7
         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                        10


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities and Use of Proceeds                           11

Item 3.  Defaults upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   12

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         (Financial Statements Commence on Following Page)

BECOR COMMUNICATIONS, INC.,


CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2001 AND MAY 31, 2001

                                                       November 30,
                                                           2001          May 31,
                                                        (Unaudited)       2001
                                                         ---------        ----

ASSETS

CASH ...............................................       $   301      $ 3,483
ACCOUNTS RECEIVABLE,
  Less allowance of $26,096 ........................        52,551       34,178
PREPAID EXPENSES ...................................           165          165
PROPERTY AND EQUIPMENT,
  Less accumulated depreciation of $1,400
    and $1,126, respectively .......................         4,068        3,700
OTHER ASSETS .......................................         2,353        2,353
                                                           -------      -------

TOTAL ASSETS .......................................       $59,438      $43,879
                                                           =======      =======

(Continued)

BECOR COMMUNICATIONS, INC.,

NOVEMBER 30, 2001 AND MAY 31, 2001

                                                     November 30,
                                                         2001            May 31,
                                                      (Unaudited)         2001
                                                       ---------      ---------

LIABILITIES AND SHAREHOLDERS' DEFICIT

ACCRUED EXPENSES .................................     $  58,687      $  69,512
ACCRUED ROYALTIES ................................        28,899         13,959
ACCRUED INTEREST TO SHAREHOLDER ..................        53,606         37,183
NOTE PAYABLE TO SHAREHOLDER ......................       291,562        268,562
                                                       ---------      ---------

TOTAL LIABILITIES ................................       432,754        389,216
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 1,273,650
    and 1,250,000 shares issued
    and outstanding, respectively ................         1,274          1,250
Additional paid-in capital .......................      (100,929)      (105,443)
Accumulated deficit ..............................      (273,661)      (241,144)
                                                       ---------      ---------
Total shareholders' deficit ......................      (373,316)      (345,337)
                                                       ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......     $  59,438      $  43,879
                                                       =========      =========

BECOR COMMUNICATIONS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTH-PERIODS ENDED
NOVEMBER 30, 2001 AND 2000

                                   Three Months Ended        Six Months Ended
                                    2001         2000         2001         2000
                               ---------    ---------    ---------    ---------

REVENUES:
Rental income ..............   $   5,647    $   7,732    $   7,027    $   9,172
Sales ......................      93,752       51,558      188,965       92,250
Royalty income .............       2,616        1,195        4,403        8,855
                               ---------    ---------    ---------    ---------
Total revenues .............     102,015       60,485      200,395      110,277
                               ---------    ---------    ---------    ---------

OPERATING EXPENSES:
Cost of goods sold .........      53,794        9,088      100,014       21,837
Selling and marketing ......      24,293       48,944       55,111       63,451
General and
  administrative ...........      19,337       61,515       57,441       97,331
Research and development ...       2,163          520        6,759        3,826
                               ---------    ---------    ---------    ---------
Total operating expenses ...      99,587      120,067      219,325      186,445
                               ---------    ---------    ---------    ---------

INCOME (LOSS) FROM
  OPERATIONS ...............       2,428      (59,582)     (18,930)     (76,168)

OTHER EXPENSE - Interest ...      (7,379)      (2,059)     (12,786)      (8,449)
                               ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES ...      (4,951)     (61,641)     (31,716)     (84,617)

INCOME TAXES ...............         -0-          800          800          800
                               ---------    ---------    ---------    ---------

NET LOSS ...................   $  (4,951)   $ (62,441)   $ (32,516)   $ (85,417)
                               =========    =========    =========    =========


BASIC AND DILUTED
  LOSS PER COMMON SHARE ....   $     -0-    $    (.05)   $    (.03)   $    (.07)
                               =========    =========    =========    =========

WEIGHTED AVERAGE
  SHARES OUTSTANDING .......   1,273,650    1,250,000    1,261,114    1,250,000
                               =========    =========    =========    =========

BECOR COMMUNICATIONS, INC.


CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

                                                             2001          2000
                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................     $(32,516)     $(85,417)
Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation ...................................          274           482
    Amortization ...................................                      7,200
    Changes in operating assets and
    liabilities:
      Accounts receivable ..........................      (18,373)        8,785
      Video inventory and production costs .........                    (18,183)
      Accrued expenses .............................       20,540        16,075
      Other assets .................................                      2,113
                                                         --------      --------
Net cash used by operating activities ..............      (30,075)      (68,745)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of equipment ............................         (642)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from shareholder ........................       23,000        85,000
Sales of common stock ..............................        4,535
                                                         --------      --------
Net cash provided by financing activities ..........       27,535        85,000
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH ....................       (3,182)       16,255

CASH, BEGINNING OF PERIOD ..........................        3,483         3,605
                                                         --------      --------

CASH, END OF PERIOD ................................     $    301      $ 19,860
                                                         ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest .......................................     $    -0-      $    -0-
    Income taxes ...................................     $    800      $    800

BECOR COMMUNICATIONS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2001, are not necessarily indicative of the results that may be expected for the year ended May 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10K-SB for the year ended May 31, 2001.

     The balance sheet at May 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     GENERAL INFORMATION - The Company produces and markets business training videos.

     GOING CONCERN - The Company experienced significant operating losses for the year ended May 31, 2001 and through November 30, 2001 and has a net shareholders' deficit of approximately $373,000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business. In addition, the Company has an agreement with its President and majority shareholder which provides for borrowings up to $500,000.

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

BECOR COMMUNICATIONS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Through our subsidiary Advanced Knowledge, we will continue to devote our limited resources to marketing our workforce training video library and related training materials. At this time these efforts are focused on four titles, "Twelve Angry Men: Teams That Don't Quit", "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences", "What It Really Takes To Be A World Class Company", and "It's A Wonderful Life: Leading Through Service". In addition, we anticipates spending some of our resources on the production of additional training videos, and the marketing of training videos produced by other companies. The amount of funds available for these expenditures will be determined by our ability to raise capital, either through an equity offering or traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

Operating expenses and production costs during the quarter ending November 30, 2001 were approximately $99,600. Management expects that sales of its videos and training materials, along with available funds under an agreement with its President and majority shareholder, and the sale of equity should satisfy its cash requirements over the next year. However, there can be no assurance that its President will continue to supply funds pursuant to such agreement, nor that the Company will be successful in raising capital through the sale of equity. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

During the six months ended November 30, 2001 the Company sold 20,000 shares of its common stock for $4,500. We used the proceeds from the sale of these shares for legal and accounting expenses.

We currently have 2 employees. These employees received no compensation through November 30, 2001. If cash resources permit, the Company plans to increase its employees to 6 during calendar 2002, (2 administrative, 4 sales).

During the quarter ended November 30, 2001, we had revenues of approximately $102,000 versus $60,500 for the same quarter in the prior year. Cost of revenues increased from $9,100 (15% of revenues) in the quarter ended November 30, 2000 to $53,800 (53% of revenues) in 2001. Increased distribution and production costs accounted for the increased costs in 2001.

Selling and marketing costs decreased from $48,900 (81% of revenues) in 2000 to $24,300(24% of revenues in 2001). The decreased expenses reflect the reduction in the employment of consultants by the Company.

General and administrative expenses decreased from $61,500 (102% of revenues) in 2000 to $19,300 (19% of revenues) in 2001. The decrease in cost relate to the professional fees incurred in the prior year in connection with the Registration Statement filed in September 2000. Such costs are primarily fixed in nature and are not expected to increase proportionately with revenues.

We have an agreement with our President and majority shareholder to provide, at the President's discretion, up to $500,000 at 8% interest. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2002. The Company has borrowed approximately $291,600 through November 30, 2001.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. In connection with the production of its video and training materials, the Company has an agreement with the co-producer of the video, 12 Angry Men, The Cuban Missile Crisis, It's A Wonderful Life: Leading Through Service" and Own It, to pay a royalty based on a specified formula, which has averaged to approximately 35% of gross sales.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          During the last quarter, our wholly owned subsidiary Advanced Knowledge was served with a complaint from a competitor. The complaint seeks damages for, among other things, alleged "intentional interference with contractual relations. The complaint is based upon the claim that an independent sales representative engaged by Advanced Knowledge, who was a former employee of that competitor, was (i) for a short period of time, employed by that competitor while performing sales efforts on our behalf; and, (ii) engaging in unfair business practices. We dispute the allegations and deny any liability. However, in order to avoid the costs and uncertainty associated with litigation, we are engaged in settlement discussions with the competitor. We anticipate that the matter will be resolved and settled without any further litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS       None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          During the quarter ended November 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.   OTHER INFORMATION     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K       None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BECOR COMMUNICATIONS, INC.
                                           (Registrant)


Dated: January 9, 2002                     /s/ Buddy Young
                                           -------------------------------------
                                           Buddy Young, President and Chief
                                           Executive Officer