Form 10QSB
period 2002-02-28
BECOR COMMUNICATIONS INC
filed 2002-04-09
CIK 1124077

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2002


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

     The Registrant has 1,293,650 shares of Common stock, par value $.001 per share issued and outstanding as of February 28, 2002.

     Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                           Page
Item 1.  Financial Statements................................................3
         Consolidated Balance Sheets
             February 28, 2002 and May 31, 2001..............................4
         Consolidated Statements of Operations
             For the Three-and Nine-Month Periods
             Ended February 28, 2002 and 2001................................6
         Consolidated Statements of Cash Flows
             For the Nine Months Ended
             February 28, 2002 and 2001......................................7
         Notes to Consolidated Financial Statements..........................8

Item 2.  Management's Discussion and Analysis or
             Plan of Operation..............................................10


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................12

Item 2.  Changes in Securities and Use of Proceeds..........................12

Item 3.  Defaults upon Senior Securities....................................12

Item 4.  Submission of Matters to a Vote
             of Security Holders............................................12

Item 5.  Other Information..................................................12

Item 6.  Exhibits and Reports on Form 8-K...................................12

Signatures..................................................................13

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

BECOR COMMUNICATIONS, INC.,


CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2002 AND MAY 31, 2001
--------------------------------------------------------------------------------

                                                       February 28,
                                                             2002        May 31,
                                                        (Unaudited)        2001
                                                           -------       -------
ASSETS

CASH ...............................................       $ 3,743       $ 3,483

ACCOUNTS RECEIVABLE,
  Less allowance of $26,096 ........................        66,004        34,178

PREPAID EXPENSES ...................................           165           165

PROPERTY AND EQUIPMENT,
  Less accumulated depreciation of $1,400
    and $1,126, respectively .......................         8,360         3,700

OTHER ASSETS .......................................         2,353         2,353
                                                           -------       -------
TOTAL ASSETS .......................................       $80,625       $43,879
                                                           =======       =======

                                                                     (Continued)

BECOR COMMUNICATIONS, INC.,

FEBRUARY 28, 2002 AND MAY 31, 2001
--------------------------------------------------------------------------------

                                                     February 28,
                                                           2002          May 31,
                                                      (Unaudited)          2001
                                                       ---------      ---------
LIABILITIES AND SHAREHOLDERS' DEFICIT

ACCRUED EXPENSES .................................     $  81,000      $  69,512

ACCRUED ROYALTIES ................................        33,858         13,959

ACCRUED INTEREST TO SHAREHOLDER ..................        58,492         37,183

NOTE PAYABLE .....................................        15,200

NOTE PAYABLE TO SHAREHOLDER ......................       316,812        268,562
                                                       ---------      ---------

TOTAL LIABILITIES ................................       505,362        389,216
                                                       ---------      ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 1,293,650
    and 1,250,000 shares issued and
    outstanding, respectively ....................         1,294          1,250
Additional paid-in capital .......................       (97,202)      (105,443)
Accumulated deficit ..............................      (328,829)      (241,144)
                                                       ---------      ---------

Total shareholders' deficit ......................      (424,737)      (345,337)
                                                       ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIT ......................................     $  80,625      $  43,879
                                                       =========      =========

BECOR COMMUNICATIONS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE- AND NINE-MONTH PERIODS ENDED
FEBRUARY 28, 2002 AND 2001
--------------------------------------------------------------------------------

                                 Three Months Ended         Nine Months Ended
                                    2002         2001         2002         2001
                               ---------    ---------    ---------    ---------
REVENUES:
Rental income ..............   $   2,999    $   5,370    $  10,026    $  14,542
Sales ......................      75,852       73,708      264,817      165,958
Royalty income .............       2,960        6,059        7,363       14,914
                               ---------    ---------    ---------    ---------
Total revenues .............      81,811       85,137      282,206      195,414
                               ---------    ---------    ---------    ---------
OPERATING EXPENSES:
Cost of goods sold .........      48,590       29,650      148,604       51,487
Selling and marketing ......      25,551       53,192       80,662      116,643
General and administrative .      27,627       24,493       85,068      121,824
Lawsuit settlement .........      25,000                    25,000
Research and development ...       1,913                     8,672        3,826
                               ---------    ---------    ---------    ---------
Total operating expenses ...     128,681      107,335      348,006      293,780
                               ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS .......     (46,870)     (22,198)     (65,800)     (98,366)

OTHER EXPENSE - Interest ...      (3,504)      (2,183)     (16,290)     (10,631)
                               ---------    ---------    ---------    ---------
LOSS BEFORE INCOME
    TAXES ..................     (50,374)     (24,381)     (82,090)    (108,997)

INCOME TAXES ...............       4,795          -0-        5,595          800
                               ---------    ---------    ---------    ---------

NET LOSS ...................   $ (55,169)   $ (24,381)   $ (87,685)   $(109,797)
                               =========    =========    =========    =========


BASIC AND DILUTED
    LOSS PER COMMON
    SHARE ..................   $    (.04)   $    (.02)   $    (.07)   $    (.09)
                               =========    =========    =========    =========
WEIGHTED AVERAGE
    SHARES OUTSTANDING .....   1,293,650    1,250,000    1,276,092    1,250,000
                               =========    =========    =========    =========

BECOR COMMUNICATIONS, INC.


CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
--------------------------------------------------------------------------------

                                                            2002           2001
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................     $ (87,685)     $(109,797)
Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation and amortization ................           274         15,664
    Changes in operating assets and
      liabilities:
      Accounts receivable ........................       (31,826)          (730)
      Video inventory and production costs .......                      (29,254)
      Accounts payable and accrued expenses ......        52,696         24,917
      Other assets ...............................                           (5)
                                                       ---------      ---------
Net cash used by operating activities ............       (66,541)       (99,205)
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES -
    Capital expenditures .........................        (4,934)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from shareholder ......................        48,250         95,600
Borrowings on note payable .......................        15,200
Sale of common stock .............................         8,285
                                                       ---------      ---------
Net cash provided by financing activities ........        71,735         95,600
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH ..................           260         (3,605)

CASH, BEGINNING OF PERIOD ........................         3,483          3,605
                                                       ---------      ---------

CASH, END OF PERIOD ..............................     $   3,743      $     -0-
                                                       =========      =========


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
Cash paid during the period for:
    Interest .....................................     $     -0-      $     -0-
    Income taxes .................................     $     -0-      $     -0-

BECOR COMMUNICATIONS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2002, are not necessarily indicative of the results that may be expected for the year ended May 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended May 31, 2001.

     The balance sheet at May 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     General Information - The Company produces and markets business training videos.

     Going Concern - The Company experienced significant operating losses for the year ended May 31, 2001, and through February 28, 2002, and has a net shareholders' deficit of approximately $425,000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business. In addition, the Company has an agreement with its President and majority shareholder which provides for borrowings up to $500,000.

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

BECOR COMMUNICATIONS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Through our subsidiary Advanced Knowledge, we will continue to devote our limited resources to marketing our workforce training video library and related training materials. At this time, these efforts are focused on four titles, "Twelve Angry Men: Teams That Don't Quit," "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," and "It's A Wonderful Life: Leading Through Service." In addition, we anticipate spending some of our resources on the production of additional training videos, and the marketing of training videos produced by other companies. The amount of funds available for these expenditures will be determined by our ability to raise capital, either through an equity offering or traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

Management expects that sales of its videos and training materials, along with available funds under an agreement with its President and majority shareholder, and the sale of equity should satisfy its cash requirements over the next year. However, there can be no assurance that its President will continue to supply funds pursuant to such an agreement, nor that the Company will be successful in raising capital through the sale of equity. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

We currently have 2 employees. These employees received no compensation through February 28, 2002. If cash resources permit, the Company plans to increase its employees to 6 during calendar year 2002 (2 administrative, 4 sales).

During the quarter ended February 28, 2002, we had revenues of approximately $82,000 versus $85,000 for the same quarter in the prior year. During the nine months ended February 28, 2002, revenues increased from approximately $195,000 in 2001 to $282,000 in 2002. The increase is due to other additional videos added to our library over the past 2 years.

Cost of revenues increased from $30,000 (35% of revenues) in the quarter ended February 28, 2001, to $49,000 (59% of revenues) in 2002. Cost of revenues increased from approximately $51,000 (26% of revenues) in the nine months ended February 28, 2001, to approximately $149,000 (53% of revenues) in 2002. Increased distribution and production costs accounted for the increased costs in 2002.

Selling and marketing costs decreased from $53,000 (62% of revenues) in the quarter ended February 28, 2001, to $26,000 (32% of revenues) in 2002. Selling and marketing costs decreased from $117,000 (60% percent of revenues) for the nine months ended February 28, 2001, to $81,000 (29% of revenues) in 2002. The decreased expenses reflect the reduction in the employment of consultants by the Company.

General and administrative expenses increased slightly from $24,000 (28% of revenues) in the quarter ended February 28, 2001, to $28,000 (34% of revenues) in 2002. G&A decreased from $122,000 (63% of revenues) in the nine months ended February 28, 2001, to $85,000 (30% percent of revenues) in 2002. The larger expenses in 2001 relate to legal and accounting fees associated with Becor's SB-2 filing.

During the quarter ended February 28, 2002, the Company reached a settlement with an organization for $25,000 (see Item 1, Legal Proceedings).

We have an agreement with our President and majority shareholder to provide, at the President's discretion, up to $500,000 at 8% interest. Repayment is to be made when funds are available, with the balance of principal and interest due December 31, 2002. The Company has borrowed approximately $317,000 through February 28, 2002.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. In connection with the production of its video and training materials, the Company has an agreement with the co-producer of the videos "Twelve Angry Men: Teams That Don't Quit," "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "It's A Wonderful Life: Leading Through Service," and "Own It" to pay a royalty based on a specified formula, which has averaged to approximately 35% of gross sales.

                            PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          In November 2001, our wholly owned subsidiary Advanced Knowledge was served with a complaint from a competitor. The complaint sought, among other things, damages for alleged interference with contractual relations. This was based upon the claim that one of Advanced Knowledge's independent sales representatives, who was also a former employee of that competitor, was, for a short period of time, employed by that competitor while performing sales efforts on our behalf. We disputed the allegations and denied any liability. However, in order to avoid the costs and uncertainty associated with litigation, we settled the matter for a one-time payment and the delivery of a number of our training videos. The payment has been made and all videos have been delivered. The matter is closed.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS       None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          During the quarter ended February 28, 2002, no matters were submitted to the Company's security holders.

ITEM 5.   OTHER INFORMATION     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K       None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BECOR COMMUNICATIONS, INC.
                                                   (Registrant)


Dated: April 9, 2002                               /s/ Buddy Young
                                                   -------------------------
                                                   Buddy Young,
                                                   President and Chief
                                                   Executive Officer