Form 10KSB
period 2002-05-31
BECOR COMMUNICATIONS INC
filed 2002-08-12
CIK 1124077

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended May 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission file number: 333-46690

                           BECOR COMMUNICATIONS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                             95-4766094
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

17337 Ventura Boulevard, Suite 224, Encino, California              91316
------------------------------------------------------           ----------
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

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had revenues from operations during the fiscal year ended May 31, 2002 of $382,393.

     As of May 31, the issuer had 1,612,900 shares of common stock outstanding.

     Based on the average of the closing bid and asked prices of the issuer's common stock on August 9, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $64,850.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                    CONTENTS

                                                                            PAGE
PART I

   Item 1.  Description of Business............................................3
   Item 2.  Description of Property...........................................11
   Item 3.  Legal Proceedings.................................................11
   Item 4.  Submission of Matters to a Vote of Security Holders...............11

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters..........12
   Item 6.  Management's Discussion and Analysis or Plan of Operation.........12
   Item 7.  Financial Statements..............................................15
   Item 8.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................27

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the
                   Exchange Act...............................................27
   Item 10. Executive Compensation............................................29
   Item 11. Security Ownership of Certain Beneficial Owners and
                   Management.................................................30
   Item 12. Certain Relationships and Related Transactions....................30
   Item 13. Exhibits and Reports on Form 8-K..................................31

SIGNATURES  ..................................................................33



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

(b) DESCRIPTION OF BUSINESS

     Our core business is the development, production and distribution of creatively unique management and general workforce training videos for use by businesses throughout the world. Our wholly owned subsidiary Advanced Knowledge conducts all of the business related to the production and distribution of these training videos.

Workforce Training Video Production

     We have a production agreement with The Hathaway Group that provides for the joint production of a series of six corporate training videos based on either classic Hollywood motion pictures or historical world events. The Hathaway Group is an award winning, leading supplier of corporate training videos for such clients as IBM, Polaroid, 3M, Digital Equipment Corp., Du Pont, ITT/Hartford Insurance and various divisions of Citicorp. Among the many videos produced by The Hathaway Group is the best selling and critically acclaimed training video entitled Work Teams and The Wizard of Oz.

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

     The first video in the series is entitled Twelve Angry Men: Teams That Don't Quit. The video, based on the classic film starring Henry Fonda, utilizes 12 minutes of clips from the film, licensed under an agreement with MGM/UA, and features Dr. Margaret J. Wheatley as the on-camera personality. Dr. Wheatley, formerly an Associate Professor of Management at the Marriott School of Management, Brigham Young University, is a respected author whose work includes the best selling Leadership and the New Sciences. Dr. Wheatley also serves as a management consultant to major corporations.

     The second video in the series is entitled The Cuban Missile Crisis: A Case Study in Decision Making and Its Consequences. This video is based on the decision making process of President Kennedy and his Cabinet during the Cuban missile crisis.

     The third video in the series, entitled It's a Wonderful Life: Leading Through Service, features film clips from the classic motion picture It's a Wonderful Life, starring Jimmy Stewart, along with on-camera commentary by Dr. Wheatley.

     The fourth video in the series is entitled Own It (i.e., "own" your job) and focuses on the four main themes: Caring About What You Do, Going Above And Beyond, Being A Team Player, and Being Proud Of What You Do And Where You Do It.

     We anticipate beginning work with The Hathaway Group on the fifth video in the series during the third quarter of 2002. Its basic theme will be the importance of diversity in the workplace. Our plans call for this video to be completed by December 31, 2002, and to cost approximately $50,000.

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

Distribution of Videos

     We have non-exclusive distribution agreements with a variety of training video producers and distributors. In general, we have agreed to pay a marketing/distribution fee when they sell our video training products. In many instances, we have mutual non-exclusive distribution agreements to market/distribute their products for a fee. Currently, we have twenty-eight domestic distribution agreements and twenty-seven international distribution agreements. Substantially, all of our revenues are derived from sales of videotapes through these agreements. We anticipate that substantially all of our revenues will be generated from these agreements during fiscal 2003.

WORKFORCE TRAINING INDUSTRY OVERVIEW

General

     According to the Annual Industry Report published by Lakewood Publications in the October 2001 issue of its respected industry publication, Training
Magazine:

     o    $56.8  billion  was  spent  for  formal   training  in  2001  by  U.S.
          organizations with 100 or more employees.

     o $19.3 billion of that $56.8 billion was expected to be spent on outside providers of products and services in 2001. These products and services include "off-the-shelf" materials (which category includes our videos and work books).

     o 85% of U.S. organizations with 100 or more employees were expected to spend the same or more for formal training in 2001 than in 2000.

     o    Approximately  95%  of  U.S.  organizations   employing  100  or  more
          employees offered some training to their employees in 2001.

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

The Soft Skill Training Market

     As reported in the October 2001 issue of Training Magazine, Soft Skill training represents over 50% of the monies spent by U.S. companies in the training of their employees. Management believes that the Soft-Skill training market is rapidly expanding mainly as a result of realization by organizations throughout the world that in order to remain competitive and manage for success, they must continuously invest in the training of their employees. Demand for quality training products and services is not only stemming from organizations, but from millions of workers who are seeking advanced training to keep up with the job skills required by today's more competitive global economy.

     As further reported by Training Magazine, there were over thirty different specific Soft-Skill training subjects utilized by organizations in 2001 to increase employee productivity. Among the top ten subjects were: new-employee orientation, leadership, sexual harassment, new-equipment orientation, performance appraisals, team-building, safety, problem-solving/decision-making, train-the-trainer, and product knowledge.

     We have produced and are marketing training tapes that address three categories of the top ten categories listed in Training Magazine. These four tapes address: leadership; team-building; and problem solving/decision-making. These three categories match the focus of the tapes in our current library.

     Although many organizations continue to maintain in-house training departments, more and more of the training function is being filled by outside suppliers and contractors. Training Magazine reported in its October 2001 issue that training delivered by outside sources increased from 69% in 2000 to 72% in 2001. The trend for organizations to increasingly outsource the training function is expected to continue as a result of the broad range of subjects that must be part of an effective employee training program and the cost of developing and maintaining internal training courses in the rapidly changing workplace.

The Information Technology Market

     The Annual Industry Report from the October, 2001 issue of Training Magazine revealed that of all formal training in U.S. organizations with ten or more employees, 37% is devoted to teaching computer skills. We believe that the market for Information Technology continues to be driven by technological change. As the rate of this change accelerates, organizations find themselves increasingly hampered in their ability to take advantage of the latest information technologies because their information technology professionals lack up-to-date knowledge and skills. We believe that the increasing demand for training information technology professionals is a result of several key factors, including:

     o the proliferation of computers and networks throughout all levels of organizations;

     o    the shift from mainframe systems to new client/server technologies;

     o    the  continuous   introduction  and  evolution  of  new  client/server
          hardware and software technologies;

     o    the proliferation of internet and intranet applications; and

     o    corporate downsizing.

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

     The price differential between a corporate training video and a standard consumer video is justified by the fact that an organization will purchase a video and utilize it to train hundreds of employees over many years. A successful video may generate revenues of as much as $1 million a year. There are numerous examples of this in the industry, including: "Who Moved My Cheese," by CRM filma, "Paradigm Shift," by Charthouse Learning; "Remember Me" and "Abilene Paradox," by CRM Films; "More Than a Gut Feeling," by American Media; "The Guest," by Media Partners; and "Subtle Sexual Harassment," by Quality Media.

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

COMPANY HISTORY

     We were incorporated in Delaware on June 7, 1999 under the name Becor Internet Inc. and changed our name to Becor Communications, Inc. on May 15, 2000. We were an inactive shell corporation until March 20, 2000, when we purchased from Sporting Magic Inc. (formerly known as Advanced Knowledge, Inc.) all of the assets relating to its business of producing and distributing workforce training videos. Sporting Magic sold us those assets after acquiring a new business and new management. Our directors and officers served as directors and officers of Sporting Magic before the asset sale.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     We lease office space from an unaffiliated third party for $1,767.00 per month, located at 17337 Ventura Boulevard, Suite 224, Encino, California 91316. The lease terminates February 28, 2003. We anticipate that we will be able to renew the lease, and that this space, consisting of approximately 1,100 square feet, will be adequate for our operations through the end of fiscal 2003.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     On June 14, 2002 our common stock began trading on the over-the-counter Bulletin Board system (also known as OTC:BB), under the stock symbol, (BCOI).

     The Over-The-Counter Bulletin Board system has requirements imposed on companies that are listed in their systems.

     The Over-The-Counter Bulletin Board System requires that the company's stock be registered with the Securities and Exchange commission, that the company be current with its Securities and Exchange Commission flings requirements, and have at lease one (1) market maker. There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

HOLDERS

     As of May 31, 2002 there were 99 shareholders of record. As of May 31, 2002, a total of 1,612,900 shares of our common stock were outstanding. We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding that are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

DIVIDEND POLICY

     We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified two accounting policies that we believe are key to an understanding of our financial statements.

These  are  important   accounting  policies  that  require   management's  most
difficult, subjective judgments.

     The first critical accounting policy relates to revenue recognition. We recognize revenue from product sales upon shipment to the customer. Rental income is recognized over the related period that the videos are rented.

     The second critical accounting policy relates to research and development expenses. We expense all research and development expenses as incurred. Costs incurred to establish the feasibility and marketability of a product are expensed as incurred and included in Research and Development expenses.

GENERAL

     Our revenues for the fiscal year ended May 31, 2002 was approximately $382,000. Revenues for the period ended May 31, 2001, were $245,000. This represents an increase of $137,000. This increase was due to an increase in our sales representatives force during fiscal 2002.

     Net product sales made up nearly 100% of the total revenue in both years. We expect to generate revenues from the sale of workforce training videos in 2003 that exceed those generated in fiscal 2001 and fiscal 2002.

COSTS AND EXPENSES

     From 2001 to 2002, the cost of goods sold increased from $136,000 to $196,000. This represents an increase of $60,000. The cost of goods sold as a percent of sales decreased by almost 5% (56% in 2001 to 51% in 2002). This is primarily due to a change in sales mix towards sales of third party produced videos.

     Total operating expenses decreased from $316,000 in 2001 to $302,000 in 2002 This represents an decrease of $14,000. This decrease was due primarily to professional fees, (accounting and legal), incurred in 2001 associated with our efforts to register 3,000,000 of our shares and 200,000 of our principal shareholders shares with the Securities and Exchange Commission, partially offset by a legal settlement of $25,000 in 2002. Our fixed overhead, consisting primarily of rent, was approximately $28,000 in 2001 and $20,000 in 2002. This decrease represents a downsizing of facility use in 2002. For fiscal 2003, we anticipate that operating expenses will run at about the same level as 2002. We expect that gross profits, as a percentage of sales, should increase and that as sales increase, the cost of goods sold will increase proportionately.

     Selling and marketing expenses increased from $103,000 in 2001 to $110,000 in 2002. This represents an increase of $7,000. The increase in selling and marketing was the result of the costs incurred to build up our sales force, advertising and marketing programs, much of which will benefit future periods. Selling and marketing expenses are expected to increase as we engage additional sales representatives and staff. We anticipate that the increased sales efforts will offset these increased selling and marketing costs and eventually decrease in their proportion to sales.

     General and administrative expenses decreased from $207,000 in 2001 to $182,000 in 2002. This represents a decrease of $25,000. This decrease was the result of the increased professional fees, (accounting and legal), incurred in 2001 in connection with our Registration Statement, offset by a legal settlement of $25,000 incurred in 2002. We do not expect our general and administrative expenses to decrease significantly. We anticipate that our general and administrative expenses will increase at a substantially lesser rate than any increase in sales.

     Interest expense increased from $17,000 in 2001, to $23,000 in 2002. This represents an increase of $6,000. This increase is due to increased borrowings from the Company's President and a line of credit with a bank in 2002.

PLAN OF OPERATION

     We will continue marketing the workforce video library that we purchased from Sporting Magic Inc. in March 2000. During the next 12 months we plan to expand our video library by devoting a significant portion of our available resources toward the production and marketing of up to four new training videos. We estimate that our marketing and production costs during fiscal 2003 will be approximately $350,000. During the next 12 months year, we also plan to increase the number of our full-time employees from one to four and the number of our part-time employees from one to two. Currently, we are actively engaged in the development of our sales force for educational/training videos in order to generate sales.

     We also intend to seek potential business opportunities with a view toward enhancing stockholder value. Such opportunities might include acquisitions, mergers, joint ventures or other transactions, whether in related or unrelated businesses. Currently we have no written or oral agreement, plan, arrangement or understanding to enter into any such transaction.

LIQUIDITY AND CAPITAL RESOURCES

     We are a company with a limited operating history and a history of net losses. Sporting Magic, the company from which we acquired our business, also had a limited history and experienced significant net losses. Our auditors have indicated in their report that our losses raise substantial doubt about our ability to continue as a going concern.

     We have a credit arrangement with our president, pursuant to which he has agreed to advance, at his discretion, up to $500,000 for our operating expenses and the production of training videos, under the terms of an 8% secured promissory note and a related security agreement. As of May 31, 2002, we owed our president a total of $369,000 in principal and interest under the note. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2003.

     The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (4.75% at May 31, 2002).

     We expect that cash from operations and proceeds from the sale of common stock will be sufficient to satisfy our budgeted cash requirements for at least the next 12 months, provided that we meet sales expectations If sales expectations are not met, we may still be able to satisfy our current cash requirements by borrowing additional funds under the note from our president. However, if our president is unable or unwilling to advance additional funds under the note, we may be required to seek additional equity or debt financing from other sources, which may not be available on acceptable terms. Further, our ability to pursue any business opportunity that requires us to make a cash payment would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos and delay any business transaction requiring the payment of cash, or both.

ITEM 7.  FINANCIAL STATEMENTS.


                          INDEX TO FINANCIAL STATEMENTS

                                                                           Pages
                                                                           -----

Independent Auditors' Report...............................................   16

Financial Statements:

         Consolidated Balance Sheet as of May 31, 2002.....................   17

         Consolidated Statements of Operations for the Years Ended
         May 31, 2002 and 2001.............................................   18

         Consolidated Statements of Shareholders' Deficit
         for the Years Ended May 31, 2002 and 2001.........................   19

         Consolidated Statements of Cash Flows for the Years Ended
         May 31, 2002 and 2001.............................................   20

         Notes to Consolidated Financial Statements........................22-26

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Becor Communications, Inc.:

We have audited the accompanying consolidated balance sheet of Becor Communications, Inc. (formerly Becor Internet, Inc.) (the "Company") as of May 31, 2002 and the related consolidated statements of operations, shareholder deficit and cash flows for the years ended May 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2002, and the consolidated results of its operations and cash flows for the years ended May 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations since inception that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




s/s Farber & Hass LLP
Oxnard, California
August 1, 2002

BECOR COMMUNICATIONS, INC.
(FORMERLY BECOR INTERNET, INC.)

CONSOLIDATED BALANCE SHEET
MAY 31, 2002
--------------------------------------------------------------------------------

ASSETS

CASH ...........................................................      $  25,256
ACCOUNTS RECEIVABLE, Less allowance of $50,000 .................         58,561
PREPAID EXPENSES ...............................................            219
PROPERTY AND EQUIPMENT, Less accumulated
  depreciation of $2,495 .......................................          7,265
SECURITY DEPOSITS ..............................................          1,767
                                                                      ---------

TOTAL ASSETS ...................................................      $  93,068
                                                                      =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

LINE OF CREDIT .................................................      $  20,122
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ..........................         31,975
ACCRUED DISTRIBUTION COSTS .....................................         58,265
ACCRUED ROYALTIES ..............................................         26,628
ACCRUED INTEREST TO SHAREHOLDER ................................         60,259
NOTE PAYABLE TO SHAREHOLDER ....................................        308,312
                                                                      ---------

TOTAL LIABILITIES ..............................................        505,561
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S DEFICIT:
Common stock, par value - $.001, 25,000,000 shares
  authorized; 1,612,900 shares issued and outstanding ..........          1,613
Additional paid-in capital .....................................        (33,226)
Accumulated deficit ............................................       (380,880)
                                                                      ---------
Total shareholder's deficit ....................................       (412,493)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT ....................      $  93,068
                                                                      =========

See  independent   auditors'  report  and  accompanying  notes  to  consolidated financial statements.

--------------------------------------------------------------------------------

BECOR COMMUNICATIONS, INC.
(FORMERLY BECOR INTERNET, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2002 AND 2001
--------------------------------------------------------------------------------
                                                      2002              2001
                                                  -----------       -----------
REVENUES:
Sales ......................................      $   354,973       $   215,860
Rental income ..............................           14,617            18,422
Other income ...............................           12,803            10,400
                                                  -----------       -----------
Total revenues .............................          382,393           244,682
                                                  -----------       -----------
COST OF GOODS SOLD .........................          196,393           136,458
                                                  -----------       -----------
GROSS MARGIN ...............................          186,000           108,224
                                                  -----------       -----------
OPERATING EXPENSES:
Selling and marketing ......................          109,938           102,531
General and administrative .................          182,190           206,771
Research and development ...................            9,877             6,455
                                                  -----------       -----------
Total operating expenses ...................          302,005           315,757
                                                  -----------       -----------
LOSS FROM OPERATIONS .......................         (116,005)         (207,533)
                                                  -----------       -----------
OTHER INCOME (EXPENSE):
Interest expense ...........................          (23,056)          (17,182)
Other income ...............................              125             7,474
                                                  -----------       -----------
Other expense, net .........................          (22,931)           (9,708)
                                                  -----------       -----------
LOSS BEFORE INCOME TAXES ...................         (138,936)         (217,241)

INCOME TAXES ...............................              800               800
                                                  -----------       -----------
NET LOSS ...................................      $  (139,736)      $  (218,041)
                                                  ===========       ===========
BASIC LOSS PER COMMON SHARE ................      $      (.11)      $      (.17)
                                                  ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING ........        1,316,879         1,250,000
                                                  ===========       ===========

See  independent   auditors'  report  and  accompanying  notes  to  consolidated financial statements.

--------------------------------------------------------------------------------

BECOR COMMUNICATIONS, INC.
(FORMERLY BECOR INTERNET, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDER DEFICIT
FOR THE YEARS ENDED MAY 31, 2002 AND 2001
----------------------------------------------------------------------------------------

                            Common Stock          Additional
                      ------------------------     Paid-in     Shareholder
                         Shares       Amount       Capital      (Deficit)       Total
                      ----------    ----------    ----------    ----------    ----------
BALANCE,
    JUNE 1, 2000 ..    1,250,000    $    1,250    $ (105,443)   $  (23,103)   $ (127,296)

NET LOSS ..........                                               (218,041)     (218,041)
                      ----------    ----------    ----------    ----------    ----------

BALANCE,
    MAY 31, 2001 ..    1,250,000         1,250      (105,443)     (241,144)     (345,337)

ISSUANCE OF SHARES:
Cash ..............      257,900           258        51,322                      51,580
Debt ..............      100,000           100        19,900                      20,000
Services ..........        5,000             5           995                       1,000

NET LOSS ..........                                               (139,736)     (139,736)
                      ----------    ----------    ----------    ----------    ----------

BALANCE,
    MAY 31, 2002 ..    1,612,900    $    1,613    $  (33,226)   $ (380,880)   $ (412,493)
                      ==========    ==========    ==========    ==========    ==========

See  independent   auditors'  report  and  accompanying  notes  to  consolidated financial statements.

----------------------------------------------------------------------------------------

BECOR COMMUNICATIONS, INC.
(FORMERLY BECOR INTERNET, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                           2002           2001
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(139,736)    $(218,041)
Adjustments to reconcile net loss to
    net cash used by operating activities:
    Increase in allowance for doubtful accounts ....       23,904
    Depreciation ...................................        1,369           965
    Amortization ...................................                      7,200
    Shares issued for services .....................        1,000
    Changes in operating assets and liabilities:
      Accounts receivable ..........................      (48,288)      (14,888)
      Video inventory and production costs .........                     31,763
      Accounts payable and accrued expenses ........       76,474        64,029
      Other assets .................................          532
                                                        ---------     ---------
Net cash used by operating activities ..............      (84,745)     (128,972)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures .............................       (4,934)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock ...............................       51,580
Borrowings from shareholder ........................       39,750       128,850
Net borrowings on line of credit ...................       20,122
                                                        ---------     ---------
Net cash provided by financing activities ..........      111,452       128,850
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH ....................       21,773          (122)

CASH, BEGINNING OF PERIOD ..........................        3,483         3,605
                                                        ---------     ---------

CASH, END OF PERIOD ................................    $  25,256     $   3,483
                                                        =========     =========


                                                                     (Continued)

BECOR COMMUNICATIONS, INC.
(FORMERLY BECOR INTERNET, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
FOR THE YEARS ENDED MAY 31, 2002 AND 2001
--------------------------------------------------------------------------------
                                                           2002          2001
                                                        ---------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
    Interest                                            $    -0-      $     -0-
    Income taxes                                        $  1,600      $     -0-


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2002, the Company issued 5,000 shares for legal services valued at $1,000 and 100,000 shares in exchange for debt amounting to $20,000.


See  independent   auditors'  report  and  accompanying  notes  to  consolidated financial statements.

--------------------------------------------------------------------------------

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

     SEGMENT DISCLOSURE - During the years ended May 31, 2002 and 2001, no customer accounted for over 10% of the Company's net sales.

     Other  income  includes   approximately   $9,000  earned  on  international
     shipments (primarily Canada) in 2002.

     ADVERTISING EXPENSE - The Company expensed advertising costs amounting to $1,440 and $5,379 in 2002 and 2001, respectively. The Company does not conduct direct response advertising.

     RESEARCH AND DEVELOPMENT - Company-sponsored research and development costs related to both present and future products are expensed currently as a separate line item in the accompanying statements of operations.

     INCOME TAXES - The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The provision for income taxes in 2002 and 2001 represents the California corporate minimum franchise tax.

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

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company does not require collateral on sales. As of May 31, 2002, no customer accounted for over 10% of accounts receivable.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Property and equipment consists of a telephone system and office equipment costing $9,760.

     STOCK SPLIT - During August 2000, the Board of Directors approved a reverse stock split of 4 to 1. The reverse stock split has been retroactively reflected in the financial statements.

     RECLASSIFICATIONS - Certain 2001 amounts have been reclassified in order to conform with 2002 classifications.

     RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company does not expect any effect on its financial position or results of operations from the adoption of these statements.

     In  August  2001,  the FASB  issued  SFAS No.  143,  "Accounting  for Asset
     Retirement Obligations". SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

2.   NOTE PAYABLE TO SHAREHOLDER

     The Company entered into an agreement with its President to borrow up to $500,000 (at the discretion of the President) with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due December 31, 2003.

3.   LINE OF CREDIT

     The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (4.75% at May 31, 2002).

4.   INCOME TAXES

     The Company has net operating loss carryforwards totalling approximately $240,000 for Federal income tax purposes available to offset future taxable income through 2022. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately $12,000 due to the net loss incurred in 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

5.   COMMITMENTS AND CONTINGENCIES

     The Company has agreements with companies to pay a royalty on sales of certain videos. The royalty is based on a specified formula, which averages approximately 35% to 45% of gross sales.

     The Company leases its operating facility for $1,767 per month in Encino, California under a non-cancellable operating lease, which expires in February 2003. Rent expense was approximately $20,000 and $28,000 in 2002 and 2001, respectively.

6.   LEGAL

     During 2002, the Company entered into a settlement with a competitor over alleged interference with contractual relations. The settlement was concluded with a one-time payment of $25,000 and delivery of a number of training videos.

     The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

7.   MANAGEMENT'S PLANS (UNAUDITED)

     Management believes that it will require additional investment in order to achieve higher sales and cash flows from operations. Projected sales combined with available borrowings on the line of credit with its sole shareholder and its bank will be adequate to finance the next fiscal year's cash flow requirements. Management also plans on obtaining additional financing sources consisting of equity and debt to fund working capital and product development.

8.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended May 31, 2002 and 2001:

                                            QUARTER ENDED
                         ----------------------------------------------------
     2002                 AUGUST 31    NOVEMBER 30   FEBRUARY 28     MAY 31
     ------------------------------------------------------------------------
     NET REVENUES        $   98,380    $  102,015    $  81,811    $  100,187
     GROSS MARGIN        $   52,160    $   48,221    $  33,221    $   52,398
     NET LOSS            $  (27,565)   $   (4,951)   $ (55,169)   $  (52,051)
     BASIC AND DILUTED
       LOSS PER SHARE    $    (0.02)   $    (0.00)   $   (0.04)   $    (0.03)

     2001
     -----------------------------------------------------------------------
     NET REVENUES        $   49,792    $   60,485    $  85,137    $   49,268
     GROSS MARGIN        $   37,043    $   51,397    $  55,487    $  (35,703)(1)
     NET LOSS            $  (22,976)   $  (62,441)   $ (24,381)   $ (108,243)
     BASIC AND DILUTED
       LOSS PER SHARE    $    (0.02)   $    (0.05)   $   (0.02)   $    (0.09)

     (1) Reflects fourth quarter adjustment to write-off production costs as disclosed in 2001 10-KSB.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the current  officers and directors of Becor
Communications:

Name                           Age                   Position
----                           ---                   --------

Buddy Young                    67                    President, Chief Executive
                                                     Officer, Chief Financial
                                                     Officer and Director

L. Stephen Albright            50                    Secretary and Director

Dennis Spiegelman              56                    Director

Howard Young                   44                    Vice President

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

     None of the Company's officers or directors filed their Form 5's with the Commission within the prescribed forty-five day time period following the close of the Company's fiscal year. However, each of the officers and directors has since filed their Form 5 for the fiscal year ended May 31, 2001. Since the Company's Form SB-2 Registration Statement was not effective until May 29, 2001 and since that time there have not been any changes in the shares held by any of the Company's officers and directors the only reports for which the officers and directors were delinquent was their Form 5. Each of the officers and directors filed their Form 5 with the commission on Wednesday August 22, 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

     As a result of our current limited available cash, no officer or director received compensation during the fiscal year ended May 31, 2002. We intend to pay salaries when cash flow permits. No officer of director received stock options or other non-cash compensation during the fiscal year ended May 31, 2002. We currently have no employment agreement with any officer of the company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of Becor Communications outstanding Common Stock as of May 31, 2002, by each person known by Becor Communications to own beneficially more than 5% of the outstanding Common Stock, by each of our directors and by all directors and officers of Becor Communications as a group.

     Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law.


                                              Number              Percentage
                                            of Shares              of Class
Name and Address                              Owned                 Owned
----------------                              -----                 -----

Young Family Trust                         1,250,000 (1)            79.22%

Buddy Young and
Rebecca Young                              1,250,000 (1)            79.22%

Stephen Albright                               5,000                 0.32%

Dennis Spiegelman                              5,000                 0.32%

Howard Young                                  10,000                 0.64%

All officers and directors as a group
(4 persons)                                1,270,000 (1)            80.50%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have a credit arrangement with our president, pursuant to which he has agreed to advance, at his sole discretion, up to $500,000 for our operating expenses and the production of training videos, under the terms of an 8% secured promissory note and a related security agreement. As of May 31, 2002, we owed our president a total of $xxxxx in principal and interest under the note. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2003. There can be no assurance that our president will advance the full $500,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     The following documents are included or incorporated by reference as exhibits to this report:

 EXHIBIT NO.                            TITLE OF DOCUMENT
 -----------   -----------------------------------------------------------------
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

     10.7.1    List   of   names   and   addresses   of   international    sales
               representatives and distributors

     21.1      Subsidiaries of the Registrant

     99.1 Certification of Registrant's chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K during the fiscal year ended May 31, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 12, 2002                BECOR COMMUNICATIONS, INC.

                                   By:  /s/ Buddy Young
                                        ----------------------------------------
                                        Buddy Young
                                        President, Chief Executive Officer and
                                        Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    August 12, 2002                /s/ Buddy Young
                                        ----------------------------------------
                                        Buddy Young
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and Director
                                        (Principal Executive, Financial and
                                        Accounting Officer)


Date:    August 12, 2002                /s/ L. Stephen Albright
                                        ----------------------------------------
                                        L. Stephen Albright
                                        Director


Date:    August 12, 2002                /s/ Dennis Spiegelman
                                        ----------------------------------------
                                        Dennis Spiegelman
                                        Director