Form 10QSB
period 2002-08-31
BECOR COMMUNICATIONS INC
filed 2002-10-07
CIK 1124077

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2002


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

     The Registrant has 1,612,900 shares of Common stock, par value $.001 per share issued and outstanding as of August 31, 2002.

     Based on the average of the closing bid and asked prices of the issuer's common stock on August 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $64,850.

     Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.  Financial Statements..................................................3
         Balance Sheets
             August 31, 2002 (unaudited) and May 31, 2002......................4
         Statements of Operations and Accumulated Deficit (unaudited)
             For the Three-Months Ended
             August 31, 2002 and 2001..........................................5
         Statements of Cash Flows (unaudited)
             For the Three Months Ended
             August 31, 2002 and 2001..........................................6
         Notes to Financial Statements.........................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation.............9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................11

Item 2.  Changes in Securities and Use of Proceeds............................11

Item 3.  Defaults upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

Signatures....................................................................12

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

BECOR COMMUNICATIONS, INC.


BALANCE SHEETS
--------------------------------------------------------------------------------

                                                        August 31,
                                                           2002        May 31,
                                                       (Unaudited)      2002
                                                        ---------     ---------

ASSETS

CASH ...............................................    $     916     $  25,256

ACCOUNTS RECEIVABLE, Net ...........................       44,389        58,561

PROPERTY AND EQUIPMENT, Net ........................        6,452         7,265

PREPAID EXPENSES AND OTHER ASSETS ..................        1,986         1,986
                                                        ---------     ---------

TOTAL ASSETS .......................................    $  53,743     $  93,068
                                                        =========     =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft .....................................    $  20,781
Line of credit .....................................       31,522        20,122
Accrued royalties ..................................        2,378        26,628
Accrued expenses ...................................       77,226        90,240
Note payable to shareholder ........................      318,562       308,312
Accrued interest due to shareholder ................       66,630        60,259
                                                        ---------     ---------
Total liabilities ..................................      517,099       505,561
                                                        ---------     ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
  25,000,000 shares authorized, 1,612,900
  shares issued and outstanding at
  August 31, 2002 and May 31, 2002, respectively ...        1,613         1,613
Additional paid-in capital .........................      (33,226)      (33,226)
Accumulated deficit ................................     (431,743)     (380,880)
                                                        ---------     ---------
Total shareholders' deficit ........................     (463,356)     (412,493)
                                                        ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ........    $  53,743     $  93,068
                                                        =========     =========


See accompanying notes to financial statements.

BECOR COMMUNICATIONS, INC.


STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001 (unaudited)
--------------------------------------------------------------------------------

                                                       2002             2001
                                                   -----------      -----------

REVENUES .....................................     $    86,054      $    98,380

COST OF REVENUES .............................          39,446           46,220
                                                   -----------      -----------

GROSS PROFIT .................................          46,608           52,160
                                                   -----------      -----------

EXPENSES:
Selling and marketing ........................          29,365           30,818
General and administrative ...................          56,842           38,104
Research and development .....................           4,774            4,596
Interest expense .............................           6,490            5,407
                                                   -----------      -----------
Total expenses ...............................          97,471           78,925
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES .....................         (50,863)         (26,765)

INCOME TAXES .................................                              800
                                                   -----------      -----------

NET LOSS .....................................         (50,863)     $   (27,565)
                                                                    ===========

ACCUMULATED DEFICIT AT MAY 31, 2002 ..........        (380,880)
                                                   -----------

ACCUMULATED DEFICIT AT AUGUST 31, 2002 .......     $  (431,743)
                                                   ===========


BASIC LOSS PER SHARE .........................     $     (0.03)     $      (.02)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ..............................       1,612,900        1,261,114
                                                   ===========      ===========


See accompanying notes to financial statements.

BECOR COMMUNICATIONS, INC.


STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001 (unaudited)
--------------------------------------------------------------------------------

                                                           2002          2001
                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................     $(50,863)     $(27,565)
Adjustments to reconcile net loss
  to net cash used by operating activities:
    Depreciation and amortization ..................          813           274
    Changes in operating assets and
      liabilities:
      Accounts receivable ..........................       14,172        (4,493)
      Accrued expenses and overdraft ...............      (10,112)       10,606
                                                         --------      --------
Net cash used by operating activities ..............      (45,990)      (21,178)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of equipment ............................         --            (642)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock ...............................                      4,538
Net borrowings from shareholder ....................       10,250        13,000
Net borrowings from bank ...........................       11,400         5,000
                                                         --------      --------
Net cash provided by financing activities ..........       21,650        22,538
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH ....................      (24,340)          718

CASH, BEGINNING OF PERIOD ..........................       25,256         3,483
                                                         --------      --------

CASH, END OF PERIOD ................................     $    916      $  4,201
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                                   $    -0-      $    -0-
Cash paid for income taxes                               $    -0-      $    800


See accompanying notes to financial statements.

BECOR COMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2002, are not necessarily indicative of the results that may be expected for the year ended May 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10K-SB for the year ended May 31, 2002.

     The balance sheet at May 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     GENERAL INFORMATION - The Company produces and markets business training videos.

     GOING CONCERN - The Company experienced significant operating losses for the year ended May 31, 2002 and through August 31, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business. In addition, the Company has an agreement with its President and majority shareholder which provides for borrowings up to $500,000.

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

The second critical accounting policy relates to research and development expenses. We expense all research and development expenses as incurred. Costs incurred to establish the feasibility and marketability of a product is expensed as incurred and included in Research and Development expenses.

Plan of Operation

Through our subsidiary Advanced Knowledge, we will continue to devote our limited resources to marketing our workforce training video library and related training materials. At this time these efforts are focused on five titles, "Twelve Angry Men: Teams That Don't Quit", "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences", "What It Really Takes To Be A World Class Company", "How Do You Put A Giraffe In The Refrigerator", and "It's A Wonderful Life: Leading Through Service". In addition, we anticipates spending some of our resources on the production of additional training videos, and the acquisition of distribution rights to training videos produced by other companies. The amount of funds available for these expenditures will be determined by our ability to raise capital, either through an equity offering or traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

Operating expenses and production costs during the quarter ending August 31, 2002 were $130,427. Management expects that sales of its videos and training materials, along with available funds under an agreement with its President and majority shareholder, and the sale of equity should satisfy its cash requirements over the next year. However, there can be no assurance that its President will continue to supply funds pursuant to such agreement, nor that the Company will be successful in raising capital through the sale of equity. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

We currently have 2 employees. These employees received no compensation through August 31, 2002. If cash resources permit, the Company plans to increase its employees to 6 during calendar 2003, (2 administrative, 4 sales).

During the quarter ended August 31, 2002, we had revenues of approximately $86,000 versus $98,000 for the same quarter in the prior year. Cost of revenues decreased from $46,000 (47% of revenues) in the quarter ended August 31, 2001 to $39,000 (46% of revenues) in 2002. Decreased distribution and production costs accounted for the decreased costs in 2002.

Selling and marketing costs decreased from $31,000 (32% of revenues) in 2001 to $29,000 (34% of revenues in 2002). The decreased expenses are primarily commissions paid on reduced sales.

General and administrative expenses increased from $38,000 (39% of revenues) in 2001 to $57,000 (66% of revenues) in 2002. The increased expenses are primarily accounting and consulting costs. Such costs are primarily fixed in nature and are not expected to increase proportionately with revenues.

We have an agreement with our President and majority shareholder to provide, at the President's discretion, up to $500,000 at 8% interest. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2003. The Company has borrowed approximately $318,500 through August 31, 2002.

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

ITEM 1.  LEGAL PROCEEDINGS   None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended August 31, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         99.1  Certification

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BECOR COMMUNICATIONS, INC.
                                               (Registrant)


Dated:  October 7, 2002
                                                --------------------------------
                                                Buddy Young, President and Chief
                                                Executive Officer