Form 10QSB/A
period 2002-08-31
BECOR COMMUNICATIONS INC
filed 2002-10-07
CIK 1124077

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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


                                                BECOR COMMUNICATIONS, INC.
                                               (Registrant)


Dated:  October 7, 2002                         /s/ Buddy Young
                                                --------------------------------
                                                Buddy Young, President and Chief
                                                Executive Officer