Form 10QSB
period 2002-11-30
BECOR COMMUNICATIONS INC
filed 2003-01-10
CIK 1124077

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2002


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

     The Registrant has 1,612,900 shares of Common stock, par value $.001 per share issued and outstanding as of December 31, 2002. Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $64,850.

          Traditional Small Business Disclosure Format (check one)
                                Yes [ ] No [X]

================================================================================

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements .............................................    3
         Consolidated Balance Sheets
             November 30, 2002 and May 31, 2002 ...........................    4
         Consolidated Statements of Operations
             For the Three- and Six-Month Periods
             Ended November 30, 2002 and 2001 .............................    5
         Consolidated Statements of Cash Flows
             For the Six Months Ended
             November 30, 2002 and 2001 ...................................    6
         Notes to Consolidated Financial Statements .......................    7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation .....................................................    9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   11

Item 2.  Changes in Securities and Use of Proceeds ........................   11

Item 3.  Defaults upon Senior Securities ..................................   11

Item 4.  Submission of Matters to a Vote of Security Holders ..............   11

Item 5.  Other Information ................................................   11

Item 6.  Exhibits and Reports on Form 8-K .................................   11

Signatures ................................................................   12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

BECOR COMMUNICATIONS, INC.

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      November 30,
                                                         2002          May 31,
                                                      (Unaudited)       2002
                                                       ---------      ---------
ASSETS

CASH .............................................                    $  25,256

ACCOUNTS RECEIVABLE, Net .........................     $  54,068         58,561

PROPERTY AND EQUIPMENT, Net ......................         5,639          7,265

PREPAID EXPENSES AND OTHER ASSETS ................         5,465          1,986
                                                       ---------      ---------

TOTAL ASSETS .....................................     $  65,172      $  93,068
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft ...................................     $  14,171
Line of credit ...................................        33,332      $  20,122
Accrued royalties ................................         6,868         26,628
Accrued expenses .................................        74,952         90,240
Note payable to shareholder ......................       343,062        308,312
Accrued interest due to shareholder ..............        73,399         60,259
                                                       ---------      ---------
Total liabilities ................................       545,784        505,561
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
  25,000,000 shares authorized,
  1,612,900 shares issued and
  outstanding at November 30, 2002
  and May 31, 2002, respectively .................         1,613          1,613
Additional paid-in capital .......................       (33,226)       (33,226)
Accumulated deficit ..............................      (448,999)      (380,880)
                                                       ---------      ---------
Total shareholders' deficit ......................      (480,612)      (412,493)
                                                       ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......     $  65,172      $  93,068
                                                       =========      =========

See accompanying notes to financial statements.


BECOR COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
---------------------------------------------------------------------------------

                                Six Months Ended             Three Months Ended
                             ------------------------    ------------------------
                                2002          2001          2002          2001
                             ----------    ----------    ----------    ----------

REVENUES .................   $  173,897    $  200,395    $   87,843    $  102,015

COST OF REVENUES .........       76,504       100,014        37,058        53,794
                             ----------    ----------    ----------    ----------

GROSS PROFIT .............       97,393       100,381        50,785        48,221
                             ----------    ----------    ----------    ----------

EXPENSES:
Selling and marketing ....       58,955        55,111        29,590        24,293
General and administrative       85,964        57,441        29,122        19,337
Research and development .        6,524         6,759         1,750         2,163
Interest expense .........       13,269        12,786         6,779         7,379
                             ----------    ----------    ----------    ----------
Total expenses ...........      164,712       132,097        67,241        53,172
                             ----------    ----------    ----------    ----------

LOSS BEFORE INCOME TAXES .      (67,319)      (31,716)      (16,456)       (4,951

INCOME TAXES .............          800           800           800           -0-
                             ----------    ----------    ----------    ----------

NET LOSS .................      (68,119)   $  (32,516)   $  (17,256)   $   (4,951
                                           ==========    ==========    ==========

ACCUMULATED DEFICIT AT
  MAY 31, 2002 ...........     (380,880)
                             ----------

ACCUMULATED DEFICIT AT
  NOVEMBER 30, 2002 ......   $ (448,999)
                             ==========

BASIC LOSS PER SHARE .....   $    (0.04)   $    (0.03)   $    (0.01)   $     -0-
                             ==========    ==========    ==========    ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING .....    1,612,900     1,261,114     1,612,900     1,273,650
                             ==========    ==========    ==========    ==========

See accompanying notes to financial statements.

BECOR COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                           2002          2001
                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................     $(68,119)     $(32,516)
Adjustments to reconcile net loss
  to net cash used by operating activities:
    Depreciation and amortization ..................        1,626           274
    Changes in operating assets and
      liabilities:
    Accounts receivable ............................        4,493       (18,373)
    Other assets ...................................       (3,479)
    Accrued expenses and overdraft .................       (7,737)       20,540
                                                         --------      --------
Net cash used by operating activities ..............      (73,216)      (30,075)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of equipment ............................                       (642)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from shareholders .......................                      4,535
Net borrowings from shareholder ....................       34,750        23,000
Net borrowings from bank ...........................       13,210
                                                         --------      --------
Net cash provided by financing
  activities .......................................       47,960        27,535
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH ....................      (25,256)       (3,182)
                                                         --------      --------
CASH, BEGINNING OF PERIOD ..........................       25,256         3,483
                                                         --------      --------

CASH, END OF PERIOD ................................     $    -0-      $    301
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest .............................     $    -0-      $    -0-
Cash paid for income taxes .........................     $    800      $    800


See accompanying notes to financial statements.

BECOR COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2002, are not necessarily indicative of the results that may be expected for the year ended May 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended May 31, 2002.

     The balance sheet at May 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     GENERAL INFORMATION - The Company produces and markets business training videos.

     GOING CONCERN - The Company experienced significant operating losses for the year ended May 31, 2002 and through November 30, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities, which would be required if the Company were unable to continue its operations. As discussed in Note 2, management has developed an operating plan that they believe will generate sufficient cash to meet its obligations in the normal course of business. In addition, the Company has an agreement with its President and majority shareholder that provides for borrowings up to $500,000.

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

PLAN OF OPERATION

Through our subsidiary, Advanced Knowledge, we will continue to devote our limited resources to marketing our workforce training video library and related training materials. At this time these efforts are focused on five titles, "Twelve Angry Men: Teams That Don't Quit," "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," "It's A Wonderful Life: Leading Through Service," and "How Do You Put A Giraffe Into A Refrigerator." In addition, we anticipate spending some of our resources on the production of additional training videos, and the marketing of training videos produced by other companies. The amount of funds available for these expenditures will be determined by our ability to raise capital, either through an equity offering or traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

Operating expenses and production costs during the quarter ending November 30, 2002 were approximately $98,000. Management expects that sales of its videos and training materials, along with available funds under an agreement with its President and majority shareholder, and the sale of equity should satisfy its cash requirements over the next year. However, there can be no assurance that its President will continue to supply funds pursuant to such agreement, nor that the Company will be successful in raising capital through the sale of equity. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

We currently have 4 employees. Two of these employees received no compensation through November 30, 2002. If cash resources permit, the Company plans to increase its employees to 7 during calendar 2003 (1 administrative, 2 sales).

During the quarter ended November 30, 2002, we had revenues of approximately $88,000 versus $102,000 for the same quarter in the prior year. Cost of revenues decreased from $54,000 (53% of revenues) in the quarter ended November 30, 2001, to $37,000 (34% of revenues) in 2002. Decreased production costs accounted for the decreased costs in 2002.

Selling and marketing costs increased from $24,000 (24% of revenues) in 2001 to $30,000 (34% of revenues in 2002). The increased expenses reflect the additional distribution costs incurred in the initial launching of our new video production, "How Do You Put A Giraffe Into A Refrigerator."

General and administrative expenses increased from $19,000 (19% of revenues) in 2001 to $29,000 (33% of revenues) in 2002. The increase in cost primarily relates to the hiring of two employees.

Total revenues from the six-month period ended November 30, 2002, decreased $26,000 (13%) to $174,000 from $200,000 in 2001. The decrease came primarily from sales of videos. The Company decreased its use of commissioned sales reps in 2002 due to cash shortfalls.

Cost of revenues decreased $24,000 to $76,000 in 2002 from $100,000 in 2001. Reduced production costs and lower sales volume accounted for the decrease.

General and administration expenses increased $29,000 to $86,000 in 2002 from $57,000 in 2001. The increased expenses are primarily professional fees and the hiring of administrative personnel.

We have an agreement with our President and majority shareholder to provide, at the President's discretion, up to $500,000 at 8% interest. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2003. The Company has borrowed approximately $344,000 through November 30, 2002.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. In connection with the production of its video and training materials, the Company has an agreement with the co-producer of the videos, "Twelve Angry Men: Teams That Don't Quit," "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "It's A Wonderful Life: Leading Through Service," and "Own It," to pay a royalty based on a specified formula, which has averaged to approximately 38% of gross sales.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During  the   quarter  ended  November   30,  2002,   no  matters  were
         submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BECOR COMMUNICATIONS, INC.
                                              (Registrant)


Dated: January 9, 2003                        /s/ Buddy Young
                                              ----------------------------------
                                              Buddy Young, President and Chief
                                              Executive Officer


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Becor Communications, Inc., (the "Company") on Form 10-QSB for the quarter ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Buddy Young
--------------------------------------------------------------------------------
Buddy Young, Chief Executive Officer and Chief Financial Officer