Form 10QSB
period 2003-02-28
ENHANCE BIOTECH INC
filed 2003-04-03
CIK 1124077

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2003


[_] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                        Commission File Number: 000-31653

                              ENHANCE BIOTECH, INC.
                      (Formerly Becor Communications, Inc.)
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

     The Registrant has 1,612,900 shares of Common stock, par value $.001 per share issued and outstanding as of February 28, 2003.

     Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

================================================================================

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
Item 1.  Financial Statements..........................................      3
         Consolidated Balance Sheet
             February 28, 2003 ........................................      4
         Consolidated Statements of Operations
             For the Three-and Nine-Month Periods
             Ended February 28, 2003 and 2002..........................      5
         Consolidated Statements of Cash Flows
             For the Nine Months Ended
             February 28, 2003 and 2002................................      6
         Notes to Consolidated Financial Statements....................      7

Item 2.  Management's Discussion and Analysis or
             Plan of Operation.........................................      9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................     11

Item 2.  Changes in Securities and Use of Proceeds.....................     11

Item 3.  Defaults upon Senior Securities...............................     11

Item 4.  Submission of Matters to a Vote
             of Security Holders.......................................     11

Item 5.  Other Information.............................................     12

Item 6.  Exhibits and Reports on Form 8-K..............................     12

Signatures.............................................................     13

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

ENHANCE BIOTECH, INC.
(FORMERLY BECOR COMMUNICATIONS, INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
FEBRUARY 28, 2003
--------------------------------------------------------------------------------

ASSETS

ACCOUNTS RECEIVABLE, ........................................         $  66,981
  Less allowance of $36,372
PROPERTY AND EQUIPMENT,
  Less accumulated depreciation of $4,121 ...................             5,639
OTHER ASSETS ................................................             1,853
                                                                      ---------

TOTAL ASSETS ................................................         $  74,473
                                                                      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

BANK OVERDRAFT ..............................................         $  21,220
ACCOUNTS PAYABLE AND ACCRUED EXPENSES .......................            84,994
ACCRUED ROYALTIES AND COMMISSIONS ...........................            14,517
ACCRUED INTEREST TO SHAREHOLDER .............................            80,422
NOTE PAYABLE TO SHAREHOLDER .................................           352,219
LOAN PAYABLE ................................................            33,332
                                                                      ---------

TOTAL LIABILITIES ...........................................           586,704
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 1,612,900
    shares issued and outstanding ...........................             1,613
Additional paid-in capital ..................................           (33,226)
Accumulated deficit .........................................          (480,618)
                                                                      ---------
Total shareholders' deficit .................................          (512,231)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................         $  74,473
                                                                      =========

See accompanying notes to financial statements.

ENHANCE BIOTECH, INC.
(FORMERLY BECOR COMMUNICATIONS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTH-PERIODS ENDED
FEBRUARY 28, 2003 AND 2002
--------------------------------------------------------------------------------

                                 Three Months Ended         Nine Months Ended
                              -----------------------   -----------------------
                                 2003         2002         2003         2002
                              ----------   ----------   ----------   ----------

REVENUES ...................  $  126,480   $   81,811   $  300,377   $  282,206

COST OF REVENUES ...........      50,106       48,590      126,610      148,604
                              ----------   ----------   ----------   ----------

GROSS PROFIT ...............      76,374       33,221      173,767      133,602
                              ----------   ----------   ----------   ----------

OPERATING EXPENSES:
Selling and marketing ......      59,034       25,551      117,989       80,662
General and administrative .      36,889       27,627      122,853       85,068
Lawsuit settlement .........                   25,000                    25,000
Research and development ...       4,950        1,913       11,474        8,672
                              ----------   ----------   ----------   ----------
Total operating expenses ...     100,873       80,091      252,316      199,402
                              ----------   ----------   ----------   ----------

LOSS FROM OPERATIONS .......     (24,499)     (46,870)     (78,549)     (65,800)

OTHER EXPENSE - Interest ...      (7,023)      (3,504)     (20,292)     (16,290)
                              ----------   ----------   ----------   ----------

LOSS BEFORE INCOME TAXES ...     (31,522)     (50,374)     (98,841)     (82,090)

INCOME TAXES ...............          97        4,795          897        5,595
                              ----------   ----------   ----------   ----------

NET LOSS ...................  $  (31,619)  $  (55,169)  $  (99,738)  $  (87,685)
                              ==========   ==========   ==========   ==========


BASIC AND DILUTED
  LOSS PER COMMON SHARE ....  $     (.02)  $     (.04)  $     (.06)  $     (.07)
                              ==========   ==========   ==========   ==========

WEIGHTED AVERAGE
  SHARES OUTSTANDING .......   1,612,900    1,293,650    1,612,900    1,276,092
                              ==========   ==========   ==========   ==========

See accompanying notes to financial statements.

ENHANCE BIOTECH, INC.
(FORMERLY BECOR COMMUNICATIONS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
--------------------------------------------------------------------------------
                                                           2003          2002
                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................     $(99,738)     $(87,685)
Adjustments to reconcile net loss
  to net cash used by operating activities:
  Depreciation and amortization ....................        1,626           274
  Changes in operating assets and
    liabilities:
  Accounts receivable ..............................       (8,420)      (31,826)
  Accounts payable and accrued expenses ............        2,806        52,696
  Prepaid expenses and other assets ................          133
  Bank overdraft ...................................       21,220
                                                         --------      --------
Net cash used by operating
  activities .......................................      (82,373)      (66,541)
                                                         --------      --------
CASH FLOWS FROM INVESTING
  ACTIVITIES - Capital
  expenditures .....................................                     (4,934)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from shareholder ........................       43,907        48,250
Borrowings on note payable .........................       13,210        15,200
Sale of common stock ...............................                      8,285
                                                         --------      --------
Net cash provided by financing activities ..........       57,117        71,735
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH ....................      (25,256)          260

CASH, BEGINNING OF PERIOD ..........................       25,256         3,483
                                                         --------      --------

CASH, END OF PERIOD ................................     $    -0-      $  3,743
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
    Interest .......................................     $    129      $    -0-
    Income taxes ...................................     $    897      $    -0-


See accompanying notes to financial statements.

ENHANCE BIOTECH, INC.
(FORMERLY BECOR COMMUNICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10K-SB for the year ended May 31, 2002.

     GENERAL INFORMATION - The Company produces and markets business training videos.

     GOING CONCERN - The Company experienced significant operating losses for the year ended May 31, 2002 and through February 28, 2003 and has a net shareholders' deficit of approximately $512,000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, the Company has entered into an Acquisition Agreement which management believes will provide the Company the resources to continue as a going concern. In addition, the Company has an agreement with its President and majority shareholder which provides for borrowings up to $500,000.

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

2.   ACQUISITION AGREEMENT

     On February 6, 2003, the Company executed an Acquisition Agreement with Enhance Lifesciences, Inc. ("Enhance") to acquire 100% of the outstanding shares of Enhance in exchange for 14,516,000 shares of the Company's common stock. The close of the transaction is expected to be completed in April 2003.

ENHANCE BIOTECH, INC.
(FORMERLY BECOR COMMUNICATIONS, INC.)

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

Plan of Operation

On February 6, 2003, we executed an Acquisition Agreement with Enhance Lifesciences Inc., a privately held Delaware company ("Enhance") to acquire 100% of all the outstanding shares of Enhance. It is anticipated that the transaction will close during the month of April 2003. Enhance is an emerging biopharmaceutical company that is focused on the acquisition, development and commercialization of "Lifestyle Drugs" in the main therapeutic lifestyle disorder categories. Enhance currently has six products in development targeted against Sexual Dysfunction, IVF, Depression, Anti-Cellulite, Anti-Aging and arthritis. Enhance's business strategy is to develop its existing products and acquire other late stage product candidates in the "Lifestyle Drugs" sector will position itself to be at the forefront in the development of drugs that will improve and enhance the Lifestyles of many patients. By focusing on this particular developing sector where there is the opportunity to acquire and develop potential "Blockbuster" products the company has the opportunity for exponential growth. Enhance's two lead products are planned to be the first to market lifestyle drugs in unsaturated sectors that meet unmet needs and that have the potential to make significant media impact and have potential blockbuster status.

Also, following the closing of the Acquisition of Enhanced, our wholly owned subsidiary Advanced Knowledge, Inc. will be spun off to our shareholders of record on the day prior to the closing. Advanced Knowledge produces and distributes workforce training videos throughout the world. Additionally, to better reflect our new core business, the name of the Company will be changed to Enhanced Biotech, Inc.

We currently have 2 executive and 2 administrative employees. The executive employees received no compensation through February 28, 2003.

During the quarter ended February 28, 2003, we had revenues of approximately $126,000 versus $82,000 for the same quarter in the prior year. During the nine months ended February 28, 2003, revenues increased slightly from approximately $282,000 in 2002 to $300,000 in 2003. The increase is mainly due to the revenue derived this quarter from the sale of a new video produced by the Company.

Cost of revenues increased from $49,000 (59% of revenues) in the quarter ended February 28, 2002, to $50,000 (40% of revenues) in 2003. Cost of revenues decreased from approximately $149,000 (53% of revenues) in the nine months ended February 28, 2002, to approximately $127,000 (42% of revenues) in 2003. Decreased distribution and production costs and improved pricing from vendors accounted for the decreased costs in 2003.

Selling and marketing costs increased from $26,000 (32% of revenues) in the quarter ended February 28, 2002, to $59,000 (47% of revenues) in 2003. Selling and marketing costs increased from $81,000 (29% percent of revenues) for the nine months ended February 28, 2002, to $118,000 (39% of revenues) in 2003. The increased expenses reflect the costs incurred to market our new video entitled, How Do You Put A Giraffe Into A Refrigerator?

General and administrative expenses increased from $28,000 (34% of revenues) in the quarter ended February 28, 2002, to $37,000 (29% of revenues) in 2003. G&A increased from $85,000 (30% of revenues) in the nine months ended February 28, 2002, to $123,000 (41% percent of revenues) in 2003. The main reason for the increase was the employment of two administrative personnel

We have an agreement with our President and majority shareholder to provide, at the President's discretion, up to $500,000 at 8% interest. Repayment is to be made when funds are available, with the balance of principal and interest due December 31, 2003. The Company has borrowed approximately $352,000 through February 28, 2003.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. In connection with the production of its video and training materials, the Company's wholly owned subsidiary has an agreement with the co-producer of the videos "Twelve Angry
Men: Teams That Don't Quit," "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "It's A Wonderful Life: Leading Through Service," and "Own It" to pay a royalty based on a specified formula, which has averaged to approximately 35% of gross sales.


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS   None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 21, 2003, shareholders representing 78.74% of Registrant's issued and outstanding common stock executed a "written consent" and approved the following action by Registrant:

         1. The approval of the Acquisition Agreement by and between the Registrant and Enhance Lifesciences, Inc., a Delaware corporation, ("ELSI") pursuant to which the Registrant will purchase all the issued and outstanding common stock of ELSI in exchange for shares of stock in the Registrant, based upon an exchange ratio of one (1) share of ELSI for every one 0.7258 shares of the Registrant's common stock for a total of 14,516,000 shares of the Registrant's common stock to be issued to the ELSI shareholders;

         2. The amendment the Registrant's Certificate of Incorporation to change the authorized capital stock of the Registrant to Seventy Five Million (75,000,000) shares, comprised of Fifty Million (50,000,000) shares of common stock, par value $0.001 per share and Twenty Five Million (25,000,000) shares of preferred stock, the rights, powers and preferences of which shall be set by resolution of the Board of Directors of the Registrant, done in connection with the Acquisition and in order to permit the issuance of shares of common stock of the Registrant to the shareholders of ELSI;

         3. The amendment of the Registrant's Certificate of Incorporation to change the name of the Registrant to "Enhance Biotech, Inc."

         4. In connection with the acquisition of ELSI, the approval of the distribution to the stockholders of the Registrant of the stock of the Registrant's wholly owned subsidiary, Advanced Knowledge, Inc., at the discretion of Registrant's Board of Directors; and,

         5. The  replacement of the  Registrant's  Board of Directors with three
(3) directors nominated by ELSI, namely Christopher Every, Lee Cole, and Roger Holdom, each to hold office until any respective successor is elected and qualified.

For  further   information   regarding  the  pending   acquisition  of  ELSI  by
Registration, please refer to Registrant's Form 8-K filed with the Commission on February 18, 2003.

ITEM 5.  OTHER INFORMATION

On March 25, 2003 the Company filed an amendment to its Articles of Incorporation changing its corporate name from Becor Communications, Inc. to Enhance Biotech, Inc. The Board of Directors will effect the other actions approved by the Company's shareholders, when it feels they are necessary and appropriate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS Exhibit 6(2) - A copy of the Acquisition Agreement by and Between Becor Communications, Inc., a Delaware corporation and Enhance Lifesciences Inc., a Delaware corporation dated as of February 6, 2003.

         (b) FORM 8-K Registrant filed a Form 8-K on February 18, 2003 describing the pending transaction to acquire Enhance Lifesciences, Inc., a Delaware corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ENHANCE BIOTECH, INC.
                                  (Registrant)


Dated: April 2, 2003              /S/ BUDDY YOUNG
                                  --------------------------------
                                  Buddy Young, President and Chief
                                  Executive Officer