Form 10QSB
period 2003-04-30
ENHANCE BIOTECH INC
filed 2003-09-15
CIK 1124077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 2003


                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

             (Exact name of registrant as specified in its charter)



             Delaware                  000-31653                 95-4766094
-------------------------------       -----------           -------------------
(State or other jurisdiction of       (Commission           (I.R.S. Employer
 incorporation or organization)        File No.)             Identification No.)


 1285 Avenue of the Americas, 35th Floor, New York, NY         10019
-------------------------------------------------------     -------------
  (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code:             (212) 561-1716
                                                            ---------------


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [_]


           Class                           Outstanding at August 31, 2003
           -----                           ------------------------------
Common stock, $0.001 par value                         16,128,900

                                TABLE OF CONTENTS



PART I.  -  FINANCIAL INFORMATION..........................................  F-1
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         BALANCE SHEETS ...................................................  F-1
         STATEMENTS OF OPERATIONS..........................................  F-2
         STATEMENT OF STOCKHOLDERS' EQUITY.................................  F-3
         STATEMENTS OF CASH FLOWS..........................................  F-4
         NOTES TO FINANCIAL STATEMENTS.....................................   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................   8
ITEM 3.  CONTROLS AND PROCEDURES...........................................   9

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.................................................  10
ITEM 2.  CHANGES IN SECURITIES.............................................  10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................  10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  10
ITEM 5.  OTHER INFORMATION.................................................  10
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2003
                                   (UNAUDITED)




       ASSETS
CURRENT ASSETS - Cash ..........................................      $     899

OTHER ASSETS - Goodwill ........................................         17,000
                                                                      ---------
            TOTAL ASSETS .......................................      $  17,899
                                                                      =========

       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
       Related party payable ...................................      $  36,000
       Payable to DMI Biosciences ..............................        254,000
       Accounts payable and accrued expenses ...................        271,350
       Accrued wages ...........................................         68,000
       Notes payable, related parties ..........................        168,173
                                                                      ---------
              TOTAL CURRENT LIABILITIES ........................      $ 797,523

STOCKHOLDERS' (DEFICIT)
       Common stock
          Authorized - 25,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 16,128,900 shares ...........         16,129
       Additional paid in capital ..............................         51,420
       Deficit accumulated in the development stage ............       (837,058)
       Comprehensive loss ......................................        (10,115)
                                                                      ---------

              TOTAL STOCKHOLDERS' (DEFICIT) ....................       (779,624)
                                                                      ---------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT) .......................      $  17,899
                                                                      =========

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)



                                                         Three Months Ended
                                                             April 30,
                                                   ----------------------------
                                                      2003              2002
                                                   ----------        ----------

REVENUES ..................................        $   -0-           $   -0-

GENERAL AND ADMINISTRATIVE EXPENSES .......           163,416             5,613

RESEARCH AND DEVELOPMENT EXPENSES .........           403,987
                                                   ----------        ----------
      OPERATING (LOSS) ....................          (567,403)           (5,613)

OTHER INCOME (EXPENSE) - Interest .........
                                                   ----------        ----------

NET (LOSS) ................................        $ (567,403)       $   (5,613)
                                                   ==========        ==========


NET (LOSS) PER COMMON SHARE:
       Basic and diluted ..................        $    (0.32)       $    (0.00)
                                                   ==========        ==========
WEIGHTED AVERAGE SHARES OUTSTANDING .......         1,774,000         1,612,900
                                                   ==========        ==========

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                    FOR THE THREE MONTHS ENDED APRIL 30, 2003
                                   (UNAUDITED)



                                                           Common Stock
                                                   -----------------------------
                                                     Shares             Amount
                                                   ----------         ----------

BALANCE, FEBRUARY 1, 2003 ................          1,612,900         $    1,613

ACQUISITION OF ENHANCE
   LIFESCIENCES, INC .....................         14,516,000             14,516

NET (LOSS) FOR THE THREE
   MONTHS ENDED
   APRIL 30, 2003 ........................                  0                  0
                                                   ----------         ----------
BALANCE, APRIL 30, 2003 ..................         16,128,900         $   16,129
                                                   ==========         ==========






                                              Deficit
                                            Accumulated
                               Additional       in      Comprehensive
                                 Paid-in    Development    Income
                                 Capital       Stage       (Loss)        Total
                               ---------    ---------    ---------    ---------

BALANCE, FEBRUARY 1, 2003 ..   $  91,650    $(269,655)   $ (10,033)   $(186,425)

ACQUISITION OF ENHANCE
   LIFESCIENCES, INC .......     (40,230)                               (25,714)

NET (LOSS) FOR THE THREE
   MONTHS ENDED
   APRIL 30, 2003 ..........                 (567,403)                 (567,403)
COMPREHENSIVE LOSS .........                                   (82)         (82)
                                                                      ---------
                                                                       (567,485)
                               ---------    ---------    ---------    ---------
BALANCE, APRIL 30, 2003 ....   $  51,420    $(837,058)   $ (10,115)   $(779,624)
                               =========    =========    =========    =========

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)


                                                            2003         2002
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) ....................................   $(567,403)   $  (5,613)
                                                         ---------    ---------
       Adjustments to reconcile net (loss) to net
         cash (used) in operating activities:
       Changes in operating assets and liabilities -
           Accrued expenses ..........................     492,321        3,263
                                                         ---------    ---------
              NET CASH (USED) IN OPERATING ACTIVITIES      (75,082)      (2,350)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES -
       Cash acquired in acquisition ..................         899
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings ....................................      50,000        1,750
       Contributed capital ...........................                      600
       Debt acquired in acquisition ..................      25,000
                                                         ---------    ---------
             NET CASH PROVIDED BY
                 FINANCING ACTIVITIES ................      75,000        2,350
                                                         ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ......................          82            0
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............         899            0

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD ...............................           0            0
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD .....................................   $     899    $       0
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year for:
          Interest ...................................   $       0    $       0
                                                         =========    =========
          Taxes ......................................   $       0    $       0
                                                         =========    =========
NON-CASH INVESTING AND FINANCING
   ACTIVITIES
       Issuance of common stock for acquisition
            of Enhance Lifesciences, Inc. ............   $  17,000    $       0
                                                         =========    =========

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                               NATURE OF BUSINESS

Enhance Biotech, Inc. (formerly Becor Communications, Inc.; hereinafter referred to as the Company) was organized on December 31, 1996, under the laws of the State of Delaware. The Company operates as a holding company for its subsidiary, Enhance Lifesciences, Inc. ("ELSI").

ELSI is a company in the development stage which is focusing on developing various pharmaceutical products.

The Company also owns approximately 43% of Advanced Media, Inc., a distributor of management and general workforce training videos. The investment in Advanced Media, Inc. has been written down to $-0- based on its negative stockholders' equity. The Company is in the process of spinning off the shares of Advanced Media, Inc. to its shareholders.

The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the January 31, 2003 Annual Report of ELSI and particularly to Note 1 which includes a summary of significant accounting policies.

On April 29, 2003, the Company acquired 100% of the outstanding stock of ELSI in exchange for 14,516,000 shares of its common stock. For accounting purposes, ELSI is treated as the acquirer and the financial statements (current and historical) represent the operations of ELSI.

                           PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ELSI.

All material inter-company accounts and transactions have been eliminated.

                            RESEARCH AND DEVELOPMENT

The Company expenses research and development costs as incurred.

                                  INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No.109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                              NET (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                              CONCENTRATION OF RISK

                                    INDUSTRY

The Company's products are intended for the lifestyle pharmaceutical industry. This industry experiences a high degree of obsolescence and changes in buying patterns. The Company must expend funds for research and development and identification of new products in order to complete its business plan. Substantially all research and development is conducted with DMI Biosciences, Queen Mary College, and Clinical Resources Management Plc. Any disruption in the Company's relationship with these companies could have a material impact on the Company's future operations.

                           PERVASIVENESS OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        RECENT ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following statements:

FASB 144 - Accounting for the impairment or disposal of long-lived assets; FASB 145 - Rescission of FASB statements 4, 44 and 64 and amendment of FASB 13; FASB 146 - Accounting for costs associated with exit or disposal activities; FASB 147
- Acquisitions of certain financial institutions; FASB 148 - Accounting for stock based compensation; and FASB 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity.

These FASB statements did not have a material impact on the Company's financial position and results of operations.

                                  GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company's ability to continue as a going concern:

A. Continued operating losses

B. Negative working capital

C. Lack of cash from continuing operations

Management's plans to eliminate the going concern situation include, but are not limited to:

A. Completion of a private placement to raise funds.

B. Introduction of products to market.

Should the Company be unsuccessful in its plans, the operations of the Company could be discontinued.

                                RECLASSIFICATIONS

Certain 2002 amounts have been reclassified to conform with 2003 classifications

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

NOTE 2   NOTES PAYABLE

The Company has the following notes payable at April 30, 2003:

RELATED PARTIES:

Jano Holdings Limited, interest accrues at
6.0%. The balance is due upon the closing
of a private placement,  change in control
or sale of assets.  The note is part of a
financing agreement which provides the
Company up to $1.0 million under the same
terms.                                                 $143,173

Buddy Young, interest accrues at 8.0%, due
January 31, 2004                                         25,000
                                                       --------

                                                       $168,173
                                                       ========


NOTE 3   COMMITMENTS

FINANCING
In February 2003, the Company entered into an agreement with Jano Holdings Limited ("Jano"), a related party, to provide up to $1.0 million in funding. In addition, the Company granted Jano warrants to purchase 1 million shares of its common stock at the lower of the market price of such stock, if publicly traded, or at such price sold to investors in any financing arrangement. The warrants expire in February 2008.

CONSULTING
In connection with the acquisition of ELSI, the Company entered into an agreement with Buddy Young (former President of the Company) to provide consulting services for the period June 1, 2003 through December 1, 2004. For more information on this agreement, please review the Company's filing on Form 8-K dated April 29, 2003.

The Company has an agreement with SCO Financial Group, LLC (a related party) to provide investment and advisory services to the Company for $9,000 per month. The total of $36,000 outstanding at April 30, 2003 is expected to be repaid upon completion of a private placement.

RENT
The Company rents office space in the United Kingdom on a month-to-month basis. Rent expense for the three months ended April 30, 2003 totaled $9,000.


NOTE 4   LICENSE AGREEMENT

In March 2003, the Company entered into two Co-Development Agreements with DMI Biosciences, Inc. to develop and market a product for premature ejaculation and a dermatological product. The Company is obligated to certain non-refundable fees and royalties. See Exhibits 10.1 and 10.2 for further discussion of these financial commitments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                          CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified two accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

(1)      GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant losses, has negative working capital and needs additional capital to finance its operations. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company also intends to finance its operations through sales of its securities as well as entering into loans and other types of financing arrangements such as convertible debenture.

(2)      RESEARCH AND DEVELOPMENT

The Company conducts its research and development with DMI Biosciences, Queen Mary College, and Clinical Resources Management Plc. Such expenses are expensed as incurred. Any disruption in the Company's relationship with these companies could have a material impact on the Company's future operations.

                              RESULTS OF OPERATIONS

The three months ended April 30, 2003 compared to the three months ended April 30, 2002.

GENERAL OVERVIEW
Enhance Biotech, Inc., or ("the Company") is an emerging pharmaceutical company wholly owned by Enhance Biotech Inc., developing an innovative portfolio of products for the rapidly growing lifestyle drugs market. The company has six key lifestyle product areas amongst which some are potentially blockbuster status solutions to the needs of their particular conditions.

The market is recognized as growing rapidly to some $29 billion in the years to 2007 as the table below demonstrates. Added to this is the industry's spend on lifestyle drug development in the last ten years which exceed $20 billion, each of which demonstrates the attractive potential of this part of the global pharmaceutical market place. In spite of this concentration on development for the market, and the notable success of blockbuster drugs such as Viagra and Xenical, relatively few successful solutions to the conditions recognized in lifestyle category have actually reached market as yet. In addition there are some conditions where very little work has been accomplished in spite of the potential global market opportunity. Enhance's portfolio focuses upon six key areas of the lifestyle market and in some cases is developing platform products with potential ongoing development for related indications too. The key areas
are;  sexual  dysfunction,   anti-aging,   depression,   cellulite,   in  vitro
fertilization and arthritis. A recent Reuters report on the lifestyle drug sector demonstrates clearly the potential for successful participants in this area as well as highlighting specifically some of the key areas in which the Enhance portfolio will be active.

Enhance Biotech has and will continue to acquire and develop drug candidates from the main lifestyle disorder categories. Through licensing in early to mid stage products we will use our expertise and an established network of development and commercialization partners to build long term value in to the products for the company and shareholders.

By selecting the products acquired to be at varying development stages we are able to take full benefit from the earliest opportunities to market while looking to a strong product pipeline going forward. Amongst our five key areas of development we have a number which while capable of achieving market readiness with the initial science already have the ability to generate a second phase of products offering still greater benefit and flexibility for the lifestyle environment.

In addition to the pursuit of innovation and new development Enhance will make use of reformulation technology in partnership with specialist, internationally recognized technology houses to assist in meeting the needs of some lifestyle conditions.

Revenue will be developed through a mixture of marketing license agreements with major pharmaceutical companies where penetration of the end market for the product justifies it and direct marketing of the products through Enhance Biotech distribution channels and potentially direct via the internet.

To achieve this strategy the company has created and will continue to build on a strong management, experienced in building science and technology based businesses through partnership and licensing structures. An independent scientific board will be appointed in addition to a supporting scientific and commercial team. However the Enhance core business is not proposed to be a major centralized organization. It is envisaged as a small core of Enhance staff with a distributed support structure using the best personnel in partners and licensed associates.

General and administrative expenses increased from $5,613 in the quarter ended April 30, 2002, to $163,416 in 2003. The main reason for the increase was the further development of the company's growth strategy and the development of its products, specifically our product for Male Sexual Dysfunction.

Research & Development expenses for the period ending April 30, 2003, were $403,987. The majority of these expenses were in connection with discovery and pre clinical development for various of our products. There were no Research & Development expenses for the corresponding 2002 quarter.

Liquidity & Capital Resources. We are actively seeking strategic alliances in order to develop and market our range of products. In February 2003, we obtained a secured $1 million line of credit facility from Jano Holdings Limited. In addition, our officers agreed to defer salaries until we obtain sufficient long-term funding. Our management believes that our agreement with Jano Holdings will be sufficient to continue currently planned operations over the next 12 months. Should the company come up against and unforeseen problem, then the company will revisit its budget and adjust it accordingly to allow the company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.


ITEM 3.  CONTROLS AND PROCEDURES

As of August 31, 2003, an evaluation was performed by our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2003.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The company filed two reports on Form 8-K during the quarter ended April 30, 2003, and one report on Form 8-K and one report on Form 8-K/A subsequent to April 30, 2003, but prior to the filing of this Form 10-QSB. Information regarding the items reported on is as follows:



         Date                           Item Reported On
   -----------------        -----------------------------------------

   April 18, 2003           Conversion of debt to common stock

   April 29, 2003           Acquisition of Enhance Lifesciences, Inc.

   July 14, 2003            Acquisition of Enhance Lifesciences, Inc.

   September 4, 2003        Change in accountants


10.1 Co-Development Agreement between DMI BioSciences, Inc. and Registrant in regards to DMI 7958.

10.2 Co-Development Agreement between DMI BioSciences, Inc. and Registrant in regards to DMI 9742.

31.1 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                                        Enhance Biotech, Inc.


Date:  September  15, 2003                              By:  /s/ Linden Boyne
                                                        ------------------------
                                                        Linden Boyne
                                                        Chief Financial Officer

                                                        (Principal Financial and
                                                        Accounting Officer and
                                                        Duly Authorized Officer)