Form 10QSB
period 2003-07-31
ENHANCE BIOTECH INC
filed 2003-09-15
CIK 1124077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 2003


                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

             (Exact name of registrant as specified in its charter)



             Delaware                  000-31653               95-4766094
-------------------------------        ----------           ----------------
(State or other jurisdiction of       (Commission          (I.R.S. Employer
 incorporation or organization)        File No.)            Identification No.)


 1285 Avenue of the Americas, 35th Floor, New York, NY         10019
-------------------------------------------------------     -----------
  (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code:             (212) 561-1716
                                                            ---------------


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [_]

           Class                           Outstanding at August 31, 2003
           -----                           ------------------------------
Common stock, $0.001 par value                         16,128,900

                                TABLE OF CONTENTS



PART I.  -  FINANCIAL INFORMATION........................................... F-1
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         BALANCE SHEETS .................................................... F-1
         STATEMENTS OF OPERATIONS........................................... F-2
         STATEMENT OF STOCKHOLDERS' EQUITY.................................. F-3
         STATEMENTS OF CASH FLOWS........................................... F-4
         NOTES TO FINANCIAL STATEMENTS......................................  5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  8
ITEM 3.  CONTROLS AND PROCEDURES............................................  9

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.................................................. 10
ITEM 2.  CHANGES IN SECURITIES.............................................. 10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................... 10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 10
ITEM 5.  OTHER INFORMATION.................................................. 10
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................... 10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2003
                                   (UNAUDITED)




       ASSETS
CURRENT ASSETS - Cash ........................................      $       899

OTHER ASSETS - Goodwill ......................................           17,000
                                                                    -----------
            TOTAL ASSETS .....................................      $    17,899
                                                                    ===========

       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
       Related party payable .................................      $    63,000
       Payable to DMI Biosciences ............................          393,000
       Accounts payable and accrued expenses .................          527,778
       Accrued wages .........................................          137,000
       Notes payable, related parties ........................          168,173
                                                                    -----------
              TOTAL CURRENT LIABILITIES ......................      $ 1,288,951

STOCKHOLDERS' (DEFICIT)
       Common stock
          Authorized - 25,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 16,128,900 shares .........           16,129
       Additional paid in capital ............................           51,420
       Deficit accumulated in the development stage ..........       (1,328,941)
       Comprehensive loss ....................................           (9,660)
                                                                    -----------

              TOTAL STOCKHOLDERS' (DEFICIT) ..................       (1,271,052)
                                                                    -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT) .....................      $    17,899
                                                                    ===========

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2003 AND 2002
                                   (UNAUDITED)


                                             Three Months Ended                  Six Months Ended
                                                   July 31,                           July 31,
                                         ---------------------------        ---------------------------
                                             2003            2002               2003            2002
                                         -----------     -----------        -----------     -----------
REVENUES                                 $     -0-       $     -0-          $     -0-       $     -0-

GENERAL AND ADMINISTRATIVE EXPENSES          144,367           4,862            307,783          10,475

RESEARCH AND DEVELOPMENT EXPENSES            347,516                            751,503
                                         -----------     -----------        -----------     -----------

NET (LOSS)                               $  (491,883)    $    (4,862)       $(1,059,286)    $   (10,475)
                                         ===========     ===========        ===========     ===========


NET (LOSS) PER COMMON SHARE:
   Basic and diluted                     $     (0.03)    $     (0.00)       $     (0.32)    $     (0.00)
                                         ===========     ===========        ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING       16,728,900       1,612,900          1,774,000       1,612,900
                                         ===========     ===========        ===========     ===========

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                     FOR THE SIX MONTHS ENDED JULY 31, 2003
                                   (UNAUDITED)



                                                              Common Stock
                                                       -------------------------
                                                         Shares         Amount
                                                       ----------     ----------
BALANCE, FEBRUARY 1, 2003 ........................      1,612,900     $    1,613

ACQUISITION OF ENHANCE LIFESCIENCES, INC .........     14,516,000         14,516

NET (LOSS) FOR THE SIX MONTHS
    ENDED JULY 31, 2003 ..........................              0              0
                                                       ----------     ----------
BALANCE, JULY 31, 2003 ...........................     16,128,900     $   16,129
                                                       ==========     ==========






                                             Deficit
                                           Accumulated
                               Additional      in      Comprehensive
                                 Paid-in   Development    Income
                                 Capital      Stage       (Loss)       Total
                                --------   -----------   ---------  ------------
BALANCE, FEBRUARY 1, 2003 ..    $ 91,650   $  (269,655)  $(10,033)  $  (186,425)

ACQUISITION OF ENHANCE
   LIFESCIENCES, INC. ......     (40,230)                               (25,714)

NET (LOSS) FOR THE THREE
    MONTHS ENDED
    JULY 31, 2003 ..........                (1,059,286)              (1,059,286)
COMPREHENSIVE INCOME .......                                  373           373
                                                                    -----------
                                                                     (1,058,913)
                                --------   -----------   --------   -----------
BALANCE, JULY 31, 2003 .....    $ 51,420   $(1,328,941)  $ (9,660)  $(1,271,052)
                                ========   ===========   ========   ===========

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 31, 2003 AND 2002
                                   (UNAUDITED)



                                                         2003           2002
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) ................................   $(1,059,286)   $   (10,475)
                                                     -----------    -----------
       Adjustments to reconcile net (loss) to net
         cash (used) in operating activities:
       Changes in operating assets and
           liabilities - Accrued expenses ........       984,659          3,025
                                                     -----------    -----------
             NET CASH (USED) IN OPERATING
                 ACTIVITIES ......................       (74,627)        (7,450)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES -
       Cash acquired in acquisition ..............           899
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings ................................        50,000          6,250
       Contributed capital .......................                        1,200
       Debt acquired in acquisition ..............        25,000
                                                     -----------    -----------
             NET CASH PROVIDED BY
                 FINANCING ACTIVITIES ............        75,000          7,450
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ..................          (373)             0
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........           899              0

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD ...........................             0              0
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD .................................   $       899    $         0
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during year for:
          Interest ...............................   $         0    $         0
                                                     ===========    ===========
          Taxes ..................................   $         0    $         0
                                                     ===========    ===========
NON-CASH INVESTING AND FINANCING
   ACTIVITIES
       Issuance of common stock for acquisition
            of Enhance Lifesciences, Inc. ........   $    17,000    $         0
                                                     ===========    ===========

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)

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

The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the January 31, 2003 Annual Report of ELSI and particularly to Note 1 which includes a summary of significant accounting policies.

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

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)

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

                                RECLASSIFICATIONS

Certain 2002 amounts have been reclassified to conform with 2003 classifications

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (UNAUDITED)

NOTE 2   NOTES PAYABLE

The Company has the following notes payable at July 31, 2003:

RELATED PARTIES:

Jano Holdings,  interest accrues at 6.0%. The balance
is due upon the closing of a private placement,
change in control or sale of assets. The note is part
of a financing agreement which provides the Company
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

The Company has an agreement with SCO Financial Group, LLC (a related party) to provide investment and advisory services to the Company for $9,000 per month. The total of $63,000 outstanding at July 31, 2003 is expected to be repaid upon completion of a private placement.

RENT
The Company rents office space in the United Kingdom on a month-to-month basis. Rent expense for the six months ended July 31, 2003 totaled $18,000.


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

                              RESULTS OF OPERATIONS

The three months ended July 31, 2003 compared to the three months ended July 31, 2002:

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

General and administrative expenses increased from $4,862 in the quarter ended July 31, 2002, to $144,367 in 2003. The main reason for the increase was the further development of the company's growth strategy and the development of its products, specifically our product for Male Sexual Dysfunction.

Research & Development expenses for the quarter ending July 31, 2003, were $347,516. The majority of these expenses were in connection with the development for various of our products. There were no Research & Development expenses for the corresponding 2002 period.


The six months ended July 31, 2003 compared to the six months ended July 31, 2002:

General and administrative expenses increased from $10,475 for the six month period ended July 31, 2002, to $307,783 in 2003. The main reason for the increase was the further development of the company's growth strategy and the development of its products, specifically our product for Male Sexual Dysfunction.

Research & Development expenses for the six month period ending July 31, 2003, were $751,503. The majority of these expenses were in connection with discovery and pre clinical development for various of our products. There were no Research & Development expenses for the corresponding 2002 six-month period.

Liquidity & Capital Resources. We are actively seeking strategic alliances in order to develop and market our range of products. In February 2003, we obtained a secured $1 million line of credit facility from Jano Holdings Limited.. In addition, our officers agreed to defer salaries until we obtain sufficient long-term funding. Our management believes that our agreement with Jano Holdings will be sufficient to continue currently planned operations over the next 12 months. Should the company come up against and unforeseen problem, then the company will revisit its budget and adjust it accordingly to allow the company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.


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

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The company filed one report on Form 8-K/A during the quarter ended July 31, 2003, and one report on Form 8-K subsequent to July 31, 2003, but prior to the filing of this Form 10-QSB. Information regarding the items reported on is as follows:


         Date                           Item Reported On
   -----------------        -----------------------------------------

   July 14, 2003            Acquisition of Enhance Lifesciences, Inc.

   September 4, 2003        Change in accountants


10.1 Co-Development Agreement between DMI BioSciences, Inc. and Registrant in regards to DMI 7958.

10.2 Co-Development Agreement between DMI BioSciences, Ic. and Registrant in regards to DMI 9742.

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


                                                    Enhance Biotech, Inc.


Date:  September  15, 2003                          By:  /s/ Linden Boyne
                                                    ----------------------------
                                                    Linden Boyne
                                                    Chief Financial Officer

                                                    (Principal Financial and
                                                    Accounting Officer and Duly
                                                    Authorized Officer)