Form 10QSB/A
period 2003-04-30
ENHANCE BIOTECH INC
filed 2003-09-16
CIK 1124077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                               (AMENDMENT NO. 1)

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

                                AMENDMENT NO. 1

                TO THE QUARTERLY REPORT ON FORM 10-QSB FILED BY

                  ENHANCE BIOTECH, INC. ON SEPTEMBER 15, 2003


         The Quarterly Report on Form 10QSB filed by Enhance Biotech, Inc., on September 15, 2003, is hereby amended, as permitted by the rules and regulations promulgated by the Securities and Exchange Commission, to include Exhibits 10.1 and 10.2 as listed in Item 6 below. Besides the addition of these exhibits, no other changes have been made to the Form 10-QSB for the period ended April 30, 2003.


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


                                                        Enhance Biotech, Inc.


Date:  September  16, 2003                              By:  /s/ Linden Boyne
                                                        ------------------------
                                                        Linden Boyne
                                                        Chief Financial Officer

                                                        (Principal Financial and
                                                        Accounting Officer and
                                                        Duly Authorized Officer)