Form 10QSB/A
period 2003-07-31
ENHANCE BIOTECH INC
filed 2003-09-16
CIK 1124077

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


         The Quarterly Report on Form 10QSB filed by Enhance Biotech, Inc., on September 15, 2003, is hereby amended, as permitted by the rules and regulations promulgated by the Securities and Exchange Commission, to include Exhibits 10.1 and 10.2 as listed in Item 6 below. Besides the addition of these exhibits, no other changes have been made to the Form 10-QSB for the period ended July 31, 2003.


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