Form 10QSB
period 2003-10-31
ENHANCE BIOTECH INC
filed 2003-12-22
CIK 1124077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 2003


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

Yes [X]     No [_]



           Class                           Outstanding at December 15, 2003
           -----                           ------------------------------
Common stock, $0.001 par value                         16,469,900

                                TABLE OF CONTENTS



PART I.  -  FINANCIAL INFORMATION........................................... F-1

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         BALANCE SHEETS .................................................... F-1
         STATEMENTS OF OPERATIONS........................................... F-2
         STATEMENT OF STOCKHOLDERS' EQUITY.................................. F-3
         STATEMENTS OF CASH FLOWS........................................... F-4
         NOTES TO FINANCIAL STATEMENTS......................................  5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  9
ITEM 3.  CONTROLS AND PROCEDURES............................................ 12

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.................................................. 12
ITEM 2.  CHANGES IN SECURITIES.............................................. 12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................... 12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 12
ITEM 5.  OTHER INFORMATION.................................................. 12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................... 12

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2003
                                   (UNAUDITED)


       ASSETS
CURRENT ASSETS - Other Receivables ..........................       $         3

OTHER ASSETS - Goodwill .....................................            17,000
                                                                    -----------
            TOTAL ASSETS ....................................       $    17,003
                                                                    ===========

       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
       Related party payable ................................       $    90,000
       Payable to DMI Biosciences ...........................           676,450
       Accounts payable and accrued expenses ................           859,831
       Accrued wages ........................................           206,000
       Notes payable, related parties .......................           200,330
                                                                    -----------
              TOTAL CURRENT LIABILITIES .....................       $ 2,032,611

STOCKHOLDERS' (DEFICIT)
       Common stock
          Authorized - 25,000,000 shares, par
            value $.001 per share
          Issued and outstanding - 16,469,900
            shares ..........................................            16,470
       Additional paid in capital ...........................           153,379
       Deficit accumulated in the development
            stage ...........................................        (2,014,538)
       Comprehensive loss ...................................          (170,919)
                                                                    -----------
              TOTAL STOCKHOLDERS' (DEFICIT) .................        (2,015,608)
                                                                    -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' (DEFICIT) ....................       $    17,003
                                                                    ===========


                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)


                                     Three Months Ended                Nine Months Ended
                                         October 31,                       October 31,
                                 ----------------------------    ----------------------------
                                     2003            2002            2003            2002
                                 ------------    ------------    ------------    ------------
REVENUES .....................   $          0    $          0    $          0    $          0

GENERAL AND ADMINISTRATIVE
   EXPENSES ..................        402,113           2,416         709,896          12,891

RESEARCH AND DEVELOPMENT
   EXPENSES ..................        281,327               0       1,032,830               0
                                 ------------    ------------    ------------    ------------

OPERATING LOSS BEFORE INTEREST   $   (683,440)   $     (2,416)   $ (1,742,726)   $    (12,891)
                                 ------------    ------------    ------------    ------------

INTEREST EXPENSE .............         (2,157)              0          (2,157)              0
                                 ------------    ------------    ------------    ------------
NET LOSS .....................       (685,597)   $     (2,416)   $ (1,744,883)   $    (12,891)
                                 ============    ============    ============    ============


NET (LOSS) PER COMMON SHARE:
   Basic and diluted .........   $      (0.04)   $      (0.00)   $      (0.26)   $      (0.00)
                                 ============    ============    ============    ============
WEIGHTED AVERAGE SHARES
   OUTSTANDING ...............     16,469,900       1,612,900       6,672,633       1,612,900
                                 ============    ============    ============    ============

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2003
                                   (UNAUDITED)



                                                              Common Stock
                                                       -------------------------
                                                         Shares         Amount
                                                       ----------     ----------
BALANCE, FEBRUARY 1, 2003 ........................      1,612,900     $    1,613

ACQUISITION OF ENHANCE LIFESCIENCES, INC .........     14,516,000         14,516

ADDITIONAL SHARES ISSUED DURING THE THIRD QUARTER         341,000            341

                                                       ----------     ----------
BALANCE, OCTOBER 31, 2003 ...........................  16,469,900     $   16,470
                                                       ==========     ==========



                                             Deficit
                                           Accumulated
                               Additional      in       Comprehensive
                                 Paid-in   Development     Income
                                 Capital      Stage        (Loss)      Total
                                --------   -----------   ---------  -----------
BALANCE, FEBRUARY 1, 2003 ...   $ 91,650   $  (269,655)  $(10,033)  $  (186,425)

ACQUISITION OF ENHANCE
   LIFESCIENCES, INC. .......    (40,230)                               (25,714)

NET (LOSS) FOR THE NINE
    MONTHS ENDED
    OCTOBER 31, 2003 ........               (1,744,883)              (1,744,883)
COMPREHENSIVE INCOME ........                            (160,886)     (160,886)
                                                                     ----------
                                                                     (1,905,769)
ADDITIONAL PAID IN CAPITAL
RELATING TO NEW SHARES ISSUED    101,959                                102,300
                                --------   -----------   --------   -----------
BALANCE, OCTOBER 31, 2003 ...   $153,379   $(2,014,538) $(170,919)  $(2,015,608)
                                ========   ===========   ========   ===========

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)
                                                         2003           2002
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) ................................   $(1,744,883)   $   (12,891)
       Common stock issued for expenses ..........       102,300              0
                                                     -----------    -----------
       Adjustments to reconcile net (loss) to net
         cash (used) in operating activities:
       (Increase) in other accounts receivable ...            (3)             0
       Changes in operating assets and
           liabilities
       Accounts Payable and accrued expenses .....     1,373,644          5,441
                                                     -----------    -----------
             NET CASH (USED) IN OPERATING
                 ACTIVITIES ......................      (268,942)        (7,450)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES -
       Cash acquired in acquisition ..............           899              0
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings ................................        82,157          6,250
       Contributed capital .......................             0          1,200
       Debt acquired in acquisition ..............        25,000              0
                                                     -----------    -----------
             NET CASH PROVIDED BY
                 FINANCING ACTIVITIES ............       107,157          7,450
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ..................       160,886              0
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........             0              0

CASH AND CASH EQUIVALENTS, AT
   BEGINNING OF PERIOD ...........................             0              0
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, AT
   END OF PERIOD .................................   $         0    $         0
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
       Cash paid during year for:
          Interest ...............................   $         0    $         0
                                                     ===========    ===========
          Taxes ..................................   $         0    $         0
                                                     ===========    ===========
NON-CASH INVESTING AND FINANCING
   ACTIVITIES
       Issuance of common stock for acquisition
            of Enhance Lifesciences, Inc. ........   $    17,000    $         0
       Additional common stock issued during the
            third quarter ........................       102,300              0
                                                     -----------    -----------
TOTAL COMMON STOCK ISSUED DURING THE PERIOD ......   $   119,300    $         0
                                                     ===========    ===========

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.,
                          A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                                   (UNAUDITED)

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

The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the January 31, 2003 Annual Report of ELSI and particularly to Note 1 which includes a summary of significant accounting policies.

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

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                                   (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                              CONCENTRATION OF RISK

                                    INDUSTRY

The Company's products are intended for the lifestyle pharmaceutical industry. This industry experiences a high degree of obsolescence and changes in buying patterns. The Company must expend funds for research and development and identification of new products in order to complete its business plan. Substantially all research and development is conducted with DMI Biosciences and Queen Mary College Hospital in London. Any disruption in the Company's relationship with these companies could have a material impact on the Company's future operations.

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

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                                   (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Continued operating losses

B. Negative working capital

C. Lack of cash from continuing operations

Management's plans to eliminate the going concern situation include, but are not limited to:

A. Completion of a private placement to raise funds.

B. Introduction of products to market.

Should the Company be unsuccessful in its plans, the operations of the Company could be discontinued.

                                RECLASSIFICATIONS

Certain   2002   amounts   have  been   reclassified   to   conform   with  2003
classifications.


NOTE 2   NOTES PAYABLE

The Company has the following notes payable at October 31, 2003:

RELATED PARTIES:

Jano Holdings, interest accrues at 6.0%. The balance is due upon the closing of a private placement, change in control or sale of assets. The note is part of a financing agreement which provides the Company
up to $1.0 million under the same terms.                     $175,330

Buddy Young, interest accrues at 8.0%, due January 31,
2004                                                           25,000
                                                             --------

                                                             $200,330
                                                             ========


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

                              ENHANCE BIOTECH, INC.
                      (FORMERLY BECOR COMMUNICATIONS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                                   (UNAUDITED)

NOTE 3   COMMITMENTS (CONTINUED)

CONSULTING

In connection with the acquisition of ELSI, the Company entered into an agreement with Buddy Young (former President of the Company) to provide consulting services for the period June 1, 2003 through December 1, 2004. For more information on this agreement, please review the Company's filing on Form 8-K dated April 29, 2003.

RENT

The Company rents office space in the United Kingdom on a month-to-month basis. Rent expense for the nine months ended October 31, 2003 totaled $44,000.


NOTE 4   LICENSE AGREEMENT

In March 2003, the Company entered into two Co-Development Agreements with DMI Biosciences, Inc. to develop and market a product for premature ejaculation and a dermatological product. The Company is obligated to certain non-refundable fees and royalties. See Exhibits 10.1 and 10.2 for further discussion of these financial commitments.


NOTE 5   SUBSEQUENT EVENT

On November 1, 2003, the Company completed a $2 million fundraising.

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

(2) RESEARCH AND DEVELOPMENT

The Company conducts its research and development with DMI Biosciences and Queen Mary College Hospital in London. Such expenses are expensed as incurred. Any disruption in the Company's relationship with these companies could have a material impact on the Company's future operations.

                              RESULTS OF OPERATIONS

The three months ended October 31, 2003 compared to the three months ended October 31, 2002:

GENERAL OVERVIEW

Enhance Lifesciences Inc., or ("the Company") is an emerging pharmaceutical company wholly owned by Enhance Biotech Inc., developing an innovative portfolio of products for the rapidly growing lifestyle drugs market. The Company has identified key lifestyle product areas for which it is focusing its development activities.

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

During the three month period ending October 31, 2003 work has continued on the product development programs as planned and the individual items are detailed below.

LIF 301: SEXUAL DYSFUNCTION THERAPY
--------------------------------------------------------------------------------
Testing for the Phase IIa clinical trial completed at the end of the last quarter has been the subject of data collation and preparation with final results expected to be provided in December 2003. Following the company's analysis of the statistical and questionnaire data the results are expected to be published in some detail by early January. It is expected that the results will enable design of the next trials and allow Enhance to move on in the development process as planned. It is also clear that the questionnaires will provide interesting and valuable supporting data on reactions to both the Lif-301 product and to the management and control of this problem condition in couple's daily lives. Enhance continue to see a future for this product through a partnership in the later stages of drug development and believe the data pack due from the trials will provide added value to this process.

LIF 316: IN-VITRO FERTILISATION
--------------------------------------------------------------------------------
Work in the development laboratory has been continuing to build confidence in the ability of the Lif-316 compounds to be effective. It has become clear from the results of the program so far that the Company will now develop products and application strategies in three closely linked key areas:

>>       Enhancing or delaying activation of sperm in IVF
>>       Enhancing viability of stored/frozen sperm
>>       Enhancing sperm longevity

While there are clear short term opportunities in the animal market place potentially involving the many millions of artificial inseminations annually carried out in bovine, swine and equine fertility there is a very real prospect of turning the last of these products in to human in vivo sperm enhancement.

It is expected that publishable results will be forthcoming from this program in the first quarter next year and in the mean time the company is entering into discussions for field work in the AI arena in the UK and Europe. This will provide opportunity to trial the products in a working environment out of the laboratory.

LIF 303: ANTI-CELLULITE
--------------------------------------------------------------------------------
A program of laboratory work in preparation for the formulation and trial application of a topical product for this condition is due to be completed in late December 2003 providing important data for the final detailed preparation of clinical trials planned for 2004 and the controlled manufacture of material for that trial.

LIF 313 - PSORIASIS & ATOPIC DERMATITIS
--------------------------------------------------------------------------------

A final review of the prospective resources offered by a number of CRO's to assist in the development program has been collated for consideration at a joint meeting Preparation and manufacture of material to the required standards is under way in preparation for the commitment to an extensive pre-clinical program in 2004.

OTHER PRODUCTS
Early stage discussions have been held with two parties interested in licensing Lif 247 for depression but progress is too early to provide detail of any commitment at this stage although discussions will continue.

General and administrative expenses increased from $2,416 in the quarter ended October 31, 2002, to $402,113 in 2003. The main reason for the increase was the further development of the Company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees.

Research & Development expenses for the quarter ending October 31, 2003, were $281,327. The majority of these expenses were in connection with the development for several of our products. There were no Research & Development expenses for the corresponding 2002 period.

The nine months ended October 31, 2003 compared to the nine months ended July 31, 2002:

General and administrative expenses increased from $12,891 for the nine month period ended October 31, 2002, to $709,896 in 2003. The main reason for the increase was the further development of the Company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees.

Research & Development expenses for the nine month period ending October 31, 2003, were $1,032,830. The majority of these expenses were in connection with discovery and pre clinical development for several of our products. There were no Research & Development expenses for the corresponding 2002 nine month period.

Liquidity & Capital Resources. We are actively seeking strategic alliances in order to develop and market our range of products. In February 2003, we obtained a secured $1 million line of credit facility from Jano Holdings Limited. In addition, our officers agreed to defer salaries until we obtain sufficient long-term funding. Our management believes that our agreement with Jano Holdings will be sufficient to continue currently planned operations over the next 12 months. Should the Company come up against any unforeseen problem, then the Company will revisit its budget and adjust it accordingly to allow the company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Subsequent to the three month period ending October 31, 2003, the Company closed a $2 million financing.

The Company will be using these funds to accelerate the development of its lead products. This investment will enable Enhance to achieve significant milestones in its lead development programs over the next three to five months, including completing and reporting on a Phase IIa trial in premature ejaculation and the commencement of significant new clinical programs for the dermatological compounds under development.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

On November 1, 2003 the company completed a financing, raising $2 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A Form 8/K filing was filed on 4th September 2003, reporting a change in the Company's auditor, this was subsequently amended on a Form 8-K filing filed on the 18th November, 2003. A Form 8-K filing was filed on the 18th November, 2003 reporting the closing of the Company's $2 million financing. All 8-K's filed are hereby incorporated by reference.


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


                                                    Enhance Biotech, Inc.


Date:  December 22, 2003                          By:  /s/ Linden Boyne
                                                    ----------------------------
                                                    Linden Boyne
                                                    Chief Financial Officer

                                                    (Principal Financial and
                                                    Accounting Officer and Duly
                                                    Authorized Officer)