Form 10KSB
period 2004-01-31
ENHANCE BIOTECH INC
filed 2004-06-29
CIK 1124077

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   For the fiscal year ended January 31, 2004

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from ___________ to ___________

                       Commission file number: 000-31653

                             ENHANCE BIOTECH, INC.

                 (Name of small business issuer in its charter)

            Delaware                                             95-4766094
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

712 Fifth Avenue, New York, NY,                                     10019
------------------------------------------------------           ----------
     (Address of principal executive offices)                    (Zip Code)

                                 (646)-723-8940
                             ----------------------
                          (Issuer's telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer had no revenues for its most recent fiscal year.

As of April 30, 2004 the issuer had 27,479,861 shares of common stock outstanding.

Based on the average of the closing bid and asked prices of the issuer's common stock on April 30,, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $64,559,338

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

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

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters
            and Small Business Issuer Purchase of Equity Securities ..........12
   Item 6.  Management's Discussion and Analysis or Plan of Operation.........12
   Item 7.  Financial Statements..............................................15
   Item 8.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................26
   Item 8a. Controls and Procedures ..........................................26

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the
                   Exchange Act...............................................26
   Item 10. Executive Compensation............................................29
   Item 11. Security Ownership of Certain Beneficial Owners,
            Management and related Stockholder matters........................30
   Item 12. Certain Relationships and Related Transactions....................31
   Item 13. Exhibits and Reports on Form 8-K..................................32
   Item 14. Principal Accountant Fees and Services............................32

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Formation

We were incorporated in Delaware on June 7, 1999.

Effective April 29, 2003 pursuant to the Acquisition Agreement (the "Acquisition"), dated as of February 6, 2003, between Enhance Lifesciences Inc.,
(ELSI) a privately held Delaware company and Registrant, the Registrant acquired 100% of all the outstanding shares of ELSI in exchange for 21,774,000 shares of its common stock.

Although we acquired ELSI as a result of the Acquisition, the shareholders of ELSI hold a majority of the voting interest in the combined enterprise. Additionally, the Acquisition resulted in ELSI's management and Board of Directors assuming operational control of the Registrant. On March 27, 2003, the Registrant filed a report 8-K announcing its change of name from Becor Communications Inc. to Enhance Biotech, Inc. As a result, effective March 27, 2003, the Company's shares were traded on the over-the-counter Bulletin Board system under the symbol EBOI.

The following lists a summary of the structure of the Acquisition and matters completed in connection therein:

      o On March 25, 2003, the Registrant filed a "Certificate of Amendment To Certificate of Incorporation of Becor Communications, Inc." with the Delaware Secretary of State pursuant to which the Registrant changed its name to Enhance Biotech, Inc. The name change was approved by the majority written consent of the shareholders of Registrant.

      o On March 25, 2003, the shareholders amended and restated the Registrant's Certificate of Incorporation to approve the Acquisition by and between the Registrant and Enhance Lifesciences, Inc., ("ELSI") a Delaware corporation, pursuant to which the Registrant purchased all the issued and outstanding common stock of ELSI in exchange for shares of stock in the Registrant, based upon an exchange ratio of one (1) share of ELSI for every 1.0887 shares of the Company's common stock for a total of 21,774,000 shares of the Company's common stock representing 90% of the Registrant's outstanding stock at that time.

      o On March 25, 2003, our shareholders approved the replacement of the Company's Board of Directors with three (3) directors nominated by ELSI, namely Christopher Every, Lee Cole and Roger Holdom, each to hold office until any respective successor is elected and qualified. The following individuals were appointed as officers of the Company:
            Christopher Every as President and Chief Executive Officer; and Linden Boyne as Chief Financial Officer and Secretary.

            On November 3, 2003, the Company completed a private equity financing of $2.0 million through the sale of common stock at $1.00 with full warrant cover at $1.00 expiring in 5 years with Bioaccelerate Inc. These funds are have been used to accelerate the development of the Company's lead products. The Company agreed a further private placement for $2million on the same terms with Bioaccelerate Inc commencing on January 12, 2004 which was completed on May 20th 2004

      o In connection with the Acquisition, the Company also owns approximately 43% of Advanced Media, Inc., a distributor of management and general workforce training videos. The investment in Advanced Media, Inc. has been written down to $-0- based on its negative stockholders' equity. The Company is in the process of divesting the shares of Advanced Media, Inc.

            The full text of the Acquisition Agreement and Amendment No. 1 to Acquisition Agreement, are attached as Exhibits 13.1 and 13.2 respectively, to this Form 10-KSB as filed with the United States Securities and Exchange Commission

      o On February 5, 2004, the Company proposed to its shareholders to amend its Certificate of Incorporation and to amend and change the authorized capital stock of the Company to One hundred Million (100,000,000) shares, comprised of Seventy five Million (75,000,000) shares of common stock, par value $0.001 per share, and Twenty Five Million (25,000,000) shares of preferred stock. The Company also proposed to its shareholders that it conduct a 1.5 for 1 forward split of the Company's issued and outstanding stock. The record date for this transaction was the 29th January, 2004, and a majority of the shareholders approved this proposal. It was deemed effective by the NASD on March, 5th, 2004.


Business

The Company is a product-focused biopharmaceutical company dedicated to the acquisition, development and commercialization of new therapeutic drugs for the treatment of lifestyle disorders. The Company currently has six lead product candidates in various stages of development, targeting male sexual dysfunction ("MSD") and dermatology - two of the seven major therapeutic segments of the lifestyle drug market. Within the MSD category, the Company is developing products targeting premature ejaculation ("PE") and male fertility. Within dermatology, the Company is developing products targeting skin disorders including psoriasis and atopic dermatitis, as well as cellulite and anti-aging.

The following table summarizes the lead clinical compounds and product candidates:

         PRODUCT              INDICATION             DEVELOPMENT
         ----------------------------------------------------------------
         LI 301               Premature Ejaculation  Phase II
         ----------------------------------------------------------------
         LI 316               Male Fertility         Phase II
                              Enhancement
         ----------------------------------------------------------------
         LI 312               Psoriasis / Atopic     Phase I
                              Dermatitis
         ----------------------------------------------------------------
         LI 412               Eczema Itch            Phase II
         ----------------------------------------------------------------
         LI 303               Cellulite              Phase II
         ----------------------------------------------------------------
         LI 236               Anti-Aging             Phase II
         ----------------------------------------------------------------

Strategy

The Company's business strategy is to develop its existing products, acquire additional early-mid stage product candidates, selectively license its technology and establish strategic collaborations to advance its product pipeline. The Company is pursuing an in-licensing and reformulations strategy to advance a number of attractive near-term market opportunities with the potential to generate early cash flows that can then be leveraged into a number of potential long-term market opportunities. The Company intends to leverage early cash flows associated with its in-licensing and reformulations strategy to develop the most promising long-term growth opportunities internally.

The major pharmaceutical companies face an extremely competitive market, are under increasing pressure to introduce new products, and are facing loss of patent protection for a significant number of major revenue-generating drugs in their portfolios. We believe that innovative compound technologies provide opportunities for overcoming formulation challenges with promising active biopharmaceutical ingredients; for establishing product differentiation; for extending product life-cycles; and for providing additional patent protection for key products.

The Company's strategy includes mitigating risks traditionally associated with product strategies focused solely on new molecular entity (NME) and new chemical entity (NCE) development, with in-licensing and reformulations of new and existing compounds. Relative to the estimated $800 million clinical development budgets associated with NME/NCE development, clinical development budgets for post-patent expiry reformulations are generally accepted to range between $10-50 million.

The Company favors early to mid stage in-licensing, defined as agreements for late stage Pre-clinical/Phase I-II compounds, due to reduced risk profile and costs relative to NME and NCE development. As an increasingly high number of pharmaceutical products are facing the loss of patent protection over the next five years, large pharmaceutical companies are giving Phase III product licensing deals increasing priority, with in-licensing of phase III compounds by large pharmaceutical companies accounting for over 30% of the in-licensing agreements made by these companies in 2002. The Company will continue to advance its clinical development strategy balancing in-licensing and reformulations, with the development of NMEs/NCEs where appropriate.

Our business strategy is as follows:

      o In-license and co-develop novel, proprietary technologies within the major therapeutic segments of the lifestyle drug market.

      o Collaborate with other pharmaceutical and/or biotechnology companies to apply the Company's current technology to the formulation of their proprietary products and compounds.

      o Identify and in-license new therapeutic opportunities for the treatment of lifestyle disorders or related indications to expand the Company's existing pipeline.

Our near-term objective is to advance clinical development of MSD product candidates, gain regulatory approval and maximize the commercial opportunities of the resulting lead products. In addition to continuing the clinical development of lead product candidates, we may also seek to secure corporate partners to provide additional funding towards the remaining clinical development costs and also to maximize the commercial success of product candidates subsequent to approvals.

Clinical studies completed during the twelve-month period ending January 31, 2004 are summarized in the table below:

 Product Name      Indication       Development      Methodology       Co-Development        CRO         Anticipated
                                       Stage                              Partner                         Next Steps
================  =============    ===============  ===============  ===================  ==========  ====================
                  Delay of
                  intravaginal                      30 Couples                            Kendle
LI 301            ejaculation      Phase II(a)      double blind     DMI BioSciences      Int'l BV    Definitive clinical
                  time(IELT)       Complete         randomized                            Utrecht,    trials plan in 2004
                  in humans                         crossover                             Holland

Research and Development

The Company engages in research, pre-clinical studies and clinical development efforts with third-party laboratories including: Queen Mary and Westfield College, University of London, ("QMUL"), DMI BioSciences, Inc., ("DMI BioSciences"), Colorado, USA, and Stegram Pharmaceuticals Ltd. ("Stegram"), Sussex, United Kingdom ("UK"). Other contract research and development organizations used include Covance Inc. for pre-clinical and Phase I research in the UK, Kendle International Inc. for management of clinical trials in Holland, DMI Synthesis (UK) Ltd. for early stage manufacturing preparation, and Ultrafine Ltd. and Penn Pharmaceuticals Ltd. for manufacture of materials for trials. Our primary research and development efforts are currently directed at the development and application of Male Sexual Dysfunction and Skincare technologies, and other various compounds to which these technologies can bring advantage.

The structure of our research and development activity is designed to enable the best choices to be made as to where and how the projects are run and resourced. Each is managed as a discreet project with its own budget and project manager. Where and when possible projects make common use of the resources and contracted facilities enlisted at each stage. We manage our projects through ongoing review of scientific data, making use of our broadly experienced Scientific Advisory Board to assist in this process and by supplementing these programs with our cost allocations as required to move toward regulatory approval. Our cost allocations are based primarily on pre-established development budgets set out in our agreements with research and co-development partners. Costs attributed to Research and Preclinical projects largely represent our pipeline generating activities. See Item 6. "Management Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of research and development spending trends.

MALE SEXUAL DYSFUNCTION

The Company's male sexual dysfunction product portfolio includes two primary compounds: LI 301 for premature ejaculation and LI 316 for Male Fertility Enhancement.

LI 301 Premature Ejaculation

On March 23, 2003, the Company entered into a Co-Development Agreement with DMI BioSciences, Inc. of Colorado, USA, to jointly develop and commercialize product(s) comprising or utilizing the compound family LI 301, for the delay of ejaculation in humans. The Company has the exclusive international rights to develop, market and distribute LI 301 and any subsequent compounds related to the delay of ejaculation in humans. This agreement will continue in full force and effect until the later of (i) such time after the First Commercial Sale when no Sales of any Product(s) for the Field have been made anywhere in the Territory for a period of one (1) year by either party or by any licensees, sublicensees and/or assignees of one or both of the parties, (ii) one (1) year after the termination of all licenses and sublicenses, or (iii) fifty (50) years from the Effective Date.

For the year ended January 31, 2004, Phase II(a) double blind, randomized, crossover trials were successfully completed in Utrecht, Holland. Thirty (30) couples participated and Kendle International BV, acted as the Company's CRO. Forthcoming plans for fiscal year 2004, involve a definitive dose ranging clinical trial of significant size to commence in Q3 2004, in the Netherlands. The Company intends to commence Phase III clinical studies in 2004.

LI 301 is an orally bio-available compound delivered in a fast melt mechanism with taste masking enabling it to be taken anytime without water. It has a novel mode of action combining both the light effect of a Selective Serotonin Reuptake Inhibitor ("SSRI") and u-opioid. LI 301 is active in the system for up to seven hours once administered, enabling patients to relax and partners to feel unpressured by time limitations. The Company anticipates entering a partnership in the later stages of development and believes the data pack from the Phase II(a) trails will provide added value to this process during fiscal year 2004.

LI 316 Male Fertility Enhancement

On July 1, 2003, the Company entered into a Co-Development Agreement with Queen Mary and Westfield College, University of London ("QMUL"), for a three-year program to isolate and license suitable elements of research and development into novel treatments for male infertility. Two product candidates designated LI 316(a) a sperm inhibitor and LI 316(b) a sperm stimulant, were isolated during the year ended January 31, 2004. Work progressed to the point that three clear development objectives were defined and negotiations began on license arrangements for product candidates identified under the Co-Development Agreement. Final licensing agreements for LI 316(a) and LI 316(b) product candidates are scheduled for Q3, 2004.

During year ended January 31, 2004, work progressed under the laboratory development program, taking the project forward in two of three projected development areas as planned, and providing the foundation for the third area of product development. Each product candidate - LI 316(a) sperm inhibitor and LI 316(b) sperm stimulant, are applicable in distinct areas of male fertility enhancement. The three development areas are as follows:

      o Artificial Insemination of Commercially Farmed Livestock - initially targeting the bovine market with secondary markets including other commercially farmed livestock such as pigs and sheep. The objective is improving the yield of sperm for these markets and increasing the efficiency of the Artificial Inseminator working in the field.

      o Application in the Human In Vitro Fertilization Clinic - as a natural product alternative to the present methodologies that use man made mediums for the transport and operational use of sperm, particularly in the Intracytoplasmic Sperm Injection ("ICSI") process of managed fertility.

      o Application as an Enhancement in Human Intercourse - for couples prone to male factor infertility from immotile or poorly motile sperm.

Laboratory work conducted under the first development area demonstrated the positive effect of LI 316a sperm inhibitor in stopping and holding safely in suspended animation bovine sperm that can then be rejuvenated by intervention with LI 316b stimulator at a later time. This work has been monitored in partnership with a major commercial Artificial Insemination group active in the European and United States markets and is expected to progress to clinical trials during the second quarter of fiscal 2004. Laboratory results at this stage indicate that the product could both increase the yield of healthy semen surviving storage, transit and handling from bull to cow, as well as potentially providing more flexibility of time to work with the sperm in relation to cows coming into estrous. This aspect of the LI 316 development project is projected to provide early license income in the next eighteen to twenty-four months.

Laboratory work conducted under the second development area demonstrated the initial positive effect of LI 316(a) sperm inhibitor in stopping and holding safely in suspended animation human sperm that can then be rejuvenated in intervention with LI 316(b) stimulator at a later time. Initial indications are strong that the performance is very similar in human and bovine sperm. Further work is to be done to confirm these common characteristics and clinical participation will be followed with two London-based fertility clinics. It is expected that the compounds can provide in vitro fertilization clinicians greater flexibility and the benefit of using natural products in the process of handling the sperm and carrying out fertilization of eggs in vitro. Further development of the product into a fertility enhancement for couples struggling with the problems of sperm motility and related issues will be a progression from the foundation laid during year ended January 31, 2004.

Skincare

The Company's Skincare portfolio includes four (4) primary compounds: LI 312 for Psoriasis and Atopic Dermatitis, LI 412 for Eczema Itch, LI 303 for Cellulite, and LI 236 for Anti-Aging.

LI 312 Psoriasis / Atopic Dermatitis

On March 25, 2003, the Company entered into a Co-Development Agreement with DMI Bioscience, Inc. of Colorado, USA, for the exclusive development and international marketing of the compound LI 312, a new chemical entity with the potential for a family of products targeting atopic dermatitis and psoriasis. The license is for the joint research, development and commercialization of products comprising or utilizing the DMI BioScience compound designated LI 312, for therapeutic treatment of dermatological conditions and diseases in humans by topical application. The Agreement will continue in full force and effect until the later of (i) such time after the First Commercial Sale when no commercial Sales of any Product(s) for the Field have been made anywhere in the Territory for a period of one (1) year by either party or by any licensees, sub-licensees and/or assignees of one or both parties, (ii) one (1) year after the termination of all licenses and sublicenses, or (iii) fifty (50) years from the Effective Date.

During the year ended January 31, 2004, the Company completed final review of prospective resources offered by a number of CROs to assist in the development of LI 312. The decision was made in January 2004, to use Covance Inc., UK, as the CRO for pre-clinical testing through to Phase I in humans, and a detailed plan is now being committed to for fiscal year 2004. This plan will begin with the pre-clinical program in June 2004, following and subject to availability of compound manufactured to suitable standards for regulatory approval. Preparation and manufacture of material to the required standards is being completed by DMI Synthesis Ltd., a UK subsidiary of DMI Biosciences. This will also result in an assay for manufacturing providers who will be contracted to produce future requirements up to initial commercial batches. Selection of manufacturing partner(s) is scheduled to commence during fiscal year 2004.

LI 412 Eczema Itch

The LI 412 compound is derived from work carried out by the Company and is unencumbered by a license agreement. During Q4, 2003, the Company entered negotiations with a developer of proprietary therapeutic products for dermatology inflammation, to advance the development of product candidates in the Company's LI 412 group of compounds for the treatment of urticaria and itch. Under negotiation, exchange of information began to prepare a development program to be overseen by a leading United States-based dermatologist. Terms in principle have been agreed to and a final contract is scheduled for quarter one of fiscal 2004. The LI 412 development plan is being consolidated with a view to taking a therapeutic switch into reformulation.

LI 303 Cellulite

On July 7, 2002, the Company entered into a Co-Development and Licensing Agreement with Stegram Pharmaceuticals Ltd., a UK-based early stage drug development company, for the joint development and exclusive international license of LI 303 as a prescription product for the treatment of cellulite. The Agreement will continue in full force and effect and only expires upon the later of: (i) expiration of the last to expire of all Patent(s), Improvement(s), and Patent(s) licensed under this Agreement including any extensions and any periods of exclusivity granted by regulatory agencies or other governmental bodies; (ii) Enhance is no longer due any payments from Sublicensee(s); or (iii) Enhance is no longer directly marketing a Product.

Technical information covers the application of a number of compounds for the treatment of cellulite with laboratory work carried out in the UK and United States during year ended January 31, 2004. During this period, the development program led to the selection of LI 303 as the lead compound group, and further development of the supporting data on mode of action, as well as other performance and design factors including dose indications. Results for fiscal year 2003, demonstrated interesting characteristics for topical application, leading to an extension of the laboratory work to determine the full range of biopharmaceutical activity for the LI 303 compound.

The extended program is scheduled for completion during the first quarter of fiscal 2004, with a view to moving to trial design and approval for clinical trials in the second half of the year. Preparation of manufacture in the topical form will be undertaken along with the initial trial of this product utilizing its history and track record as a therapeutic switch to go to Phase II(a) for proof of principle in this condition.

LI 236 Anti-Aging

On June 3, 2003, the Company entered into a Co-Development and Licensing Agreement with Stegram Pharmaceuticals Ltd., for the joint development and exclusive international license of LI 236 for the treatment of aging symptoms in skin, hair and sleep patterns. The LI 236 product candidate has been the focus of initial preparation for a development program scheduled to move forward during fiscal year 2004.

Divestment & Out-Licensing

For year ending January 31, 2004, the Company elected to divest and out-license, product candidates LI 226 for Arthritis and LI 247 for Depression, respectively.

LI 226 Arthritis

On November 27, 2002, the Company entered into a Licensing Agreement with Kingston Scientific Partnership, for the exclusive license of LI 226 for the treatment of arthritis. It is anticipated that during fiscal year 2004, the LI 226 compound for the treatment of Arthritis will be divested to a suitable target, reflecting the decision to focus the Company's resources on the key areas of Skincare and MSD. During the year ending January 31, 2004, no further expenditure or development time was made on the LI 226 compound.

LI 247 Depression (Generic)

On March 21, 2003, the Company entered into a Licensing Agreement with CLL Pharma S.A., of Nice, France, for the exclusive license of LI 247 for the treatment of depression. It is anticipated that during fiscal year 2004, the Company will continue to seek a suitable sub-licensee to take this product to market from the present stage of readiness where a bioequivalence trial will be required to complete the clinical program. During the year ending January 31, 2004, no further expenditure or development time was made on the LI 247 compound.

Product Development

The Company has incurred in excess of $1.3 million in expenses for research and development activities through January 31, 2004. In addition, the Company estimates that it will need to incur at least an additional $3.675 million of expenses in research and development activities over the next four quarters relating to the products currently under development, including obtaining any potential additional indications within targeted segments of therapeutic lifestyle drugs.

A major element of the Company's product development strategy is to use third-party or contract research organizations ("CROs") to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA and EMEA regulatory review and approval processes, and to manufacture and distribute any FDA and EMEA approved products. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively. The Company entered the following co-development and licensing agreements during year ended January 31, 2004:

      o On March 23, 2003, the Company entered into a Co-Development Agreement with DMI BioSciences, to jointly develop and commercialize product(s) comprising or utilizing the compound family LI 301, for the delay of ejaculation in humans.

      o On July 1, 2003, the Company entered into a Co-Development Agreement with Queen Mary and Westfield College, University of London, for a three-year program to isolate and license suitable elements of research and development into novel treatments for male infertility.

      o On March 25, 2003, the Company entered into a Co-Development Agreement with DMI BioSciences, for the exclusive development and international marketing of the compound LI 312, a new chemical entity with the potential for a family of products targeting atopic dermatitis and psoriasis.

      o On June 3, 2003, the Company entered into a Co-Development and Licensing Agreement with Stegram Pharmaceuticals Ltd., for the joint development and exclusive international license of LI 236 for the treatment of aging symptoms in skin, hair and sleep patterns.

      o On March 21, 2003, the Company entered into a Licensing Agreement with CLL Pharma S.A., for the exclusive license of LI 247 for the treatment of depression.

The Company believes the use of third-parties to develop and manufacture its products has several advantages. This approach generally allows a greater pool of resources to be concentrated on a product than if these functions were preformed by internal personnel who were required to support all of the Company's product development activities. Although this approach will allow the Company to avoid the expense associated with developing a large internal infrastructure to support its product development efforts, it will result in the Company being dependent on the ability of outside parties to perform critical functions for the Company. Over time, the Company expects to build internal capabilities to replace certain development functions now contracted to outside parties.

This contract approach to product development requires project management by professionals with substantial industry experience. The Company will continue to evaluate prospective additions to its in-house expertise, as well as opportunities for contract and advisory services in areas of critical importance to all of its proposed products, including the management of current development teams. These areas include regulatory affairs, marketing and sales, quality assurance, manufacturing, clinical trials management, finance, information systems and general management.

The product development process is designed to identify problems associated with a proposed product's safety and effectiveness. The Company attempts to reduce the risk that a proposed product will not be accepted in the marketplace by conducting market research and defining commercial strategy for each product candidate. A drug development portfolio cannot be completely insulated from potential clinical and market failures. It is likely that some proposed products selected for development by the Company will not produce the clinical or revenue results expected. Additionally, the Company may divest product candidates from its portfolio if they display clinical results outside the lifestyle drug sector and/or require financial, development and management resources better met by larger pharmaceutical or biopharmaceutical companies.

Research Product Pipeline

The Company will continue to invest in the research and development of existing and new products, including those that could extend the applications of existing technologies. The Company is currently evaluating a number of additional product candidates arising from research and co-development agreements with Queen Mary and Westfield College, University of London, and DMI BioSciences, including potential product candidates based on our proprietary compounds LI 316 and LI 301, respectively. Our research and development efforts on these additional product candidates are considered preliminary and we cannot give any assurance that any of these compounds will be successful or that they will progress through clinical trials. Advancing one or more of these potential products into human clinical trials is dependent on several factors including technological feasibility, commercial opportunity, and securing additional financial resources.

Market Overview

The pharmaceutical industry is characterized by ongoing convergence and consolidation. Large pharmaceutical companies continue to experience depleted product pipelines and reduced research and development ("R&D") productivity, as measured by declining numbers of approved new chemical entities despite year-on-year increases in R&D spending. By comparison, the lifestyle drug market is characterized by its potential to optimize returns on R&D, spawn innovation, define new markets, and generate strong sales including high demand upon product launch.

According to Reuters Business Insight*, the global lifestyle drug market is projected to reach approximately $32 billion in 2008, an increase of almost one-third its 2002 market size of $22.9 million. The global erectile dysfunction ("ED") market was valued at approximately $1.8 billion in 2002, and is forecasted to grow to nearly $5 billion in 2008. The market for dermatological treatments is currently worth $8.6 billion and forecasted to grow over next five years as the market develops due to medical advances. With new products in development, the market for psoriasis treatments is expected to grow from current sales of $500 million to sales of $5 billion over the next five years. The Eczema market is forecasted to grow to $2.7 billion by 2007.

Anti-aging prescription drug therapies are presently approaching a $1 billion market and are forecasted to grow as the number of people seeking skin anti-aging treatments is expected to increase substantially as media focus on anti-aging treatments intensifies and the population as a whole ages. The United States accounts for 45% of the global skincare market by sales. The United States market for cellulite treatments ranging from simple and ineffective cosmetics to surgical treatments is in excess of $3 billion per year.

Drivers and sustainability of demand for lifestyle drugs include demographic trends (an aging population), growth in disposable income, direct-to-consumer marketing and increasing consumer health awareness. Balancing these drivers and the main resistors to growth of the lifestyle drug market is demonstrating value-for-money and reimbursement.

Patents and Proprietary Rights

The Company's success will depend, in part, upon our ability to obtain and enforce protection for our products under United States and foreign patent laws, as well as other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third-parties. Our policy is to file patent applications in the United States, European Union and foreign jurisdictions to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. Also, we rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop a competitive position.

Through our current co-development and licensing agreements, we have acquired the right to utilize technology covered by eight (8) issued patents and four (4) patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. We evaluate the desirability of seeking patent or other forms of protection for our products in foreign markets based on the expected costs and relative benefits of attaining this protection. There can be no assurance that any patent will be

-------------------------------
* Reuters Business Insight Healthcare - The Lifestyle Drugs Outlook to 2008:
Unlocking new values in well-being, Datamonitor, 2003 issued for any application or that any issued patents will afford adequate protection to us. Further, there can be no assurance that any issued patents will not be challenged, invalidated, infringed or circumvented or that any rights granted thereunder will provide competitive advantages to us. Parties not affiliated with us may have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to our products. There can be no assurance that patents now in existence or hereafter issued to others will not adversely affect the development or commercialization of our products or that our planned activities will not infringe patents owned by others.

As a result of the licenses described above, we are the licensee or sublicense to six (5) United States patents expiring in from 2015 to 2020 etc. relating to compounds, pharmaceutical compositions and methods of use encompassing LI 301 for premature ejaculation, LI 316(a) sperm inhibitor for male fertility enhancement (2 patents), LI 316(b) sperm stimulant for male fertility enhancement, LI 312 for psoriasis and atopic dermatitis; and three (3) foreign patents expiring in from 2017 to 20020 relating to compounds, pharmaceutical compositions and methods of use encompassing LI 301, LI 316(b) (2 patents). Additionally, as a result of the licenses described above, the Company is also the licensee or sublicense to one (1) United States patent application relating to compounds, pharmaceutical compositions and methods of use encompassing LI 301 and three (3) foreign patent applications relating to compounds, pharmaceutical compositions and methods of use encompassing LI 316(a) and LI 316(b).

We could incur substantial costs in defending ourselves in infringement suits brought against us or any of our licensors or in asserting any infringement claims that we may have against others. We could also incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any litigation could have a material adverse effect on our business and prospects. In addition, we could be required to obtain licenses under patents or other proprietary rights of third parties. No assurance can be given that any of these licenses would be made available on terms acceptable to us, or at all. If we are required to, and do not obtain any required licenses, we could be prevented from, or encounter delays in, developing, manufacturing or marketing one or more of our products.

We also rely upon trade secret protection for our confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose this technology or that we can meaningfully protect our trade secrets.

It is our policy to require our employees, consultants, members of the Scientific Advisory Board and parties to collaborative agreements to execute confidentially agreements upon the commencement of employment or consulting relationships or collaboration with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.

Government Regulation

Our products are subject to extensive regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and the European Union European Medicines Evaluation Agency ("EMEA"), as well as numerous state and foreign agencies. We need to obtain clearance of our potential products by the FDA and EMEA before we can begin marketing our products in the United States and European Union, respectively. Similar approvals are also required in other countries.

Product development and approval within these regulatory frameworks is uncertain, can take many years and requires the expenditure of substantial resources. The nature and extent of the government review process for our potential products will vary, depending on the regulatory categorization of particular products and various other factors. In particular, during 2003 the FDA implemented a reorganization to consolidate review of new pharmaceutical products within the FDA's Center for Drug Evaluation and Research ("CDER"). Prior to this reorganization, the FDA's Center for Biologics Evaluation and Research ("CBER"), reviewed new biological products, while CDER reviewed new drug products and combination drug/biological products. We do not believe the FDA's reorganization will significantly affect the review process of our product candidates; however we are monitoring events within the FDA and EMEA, to keep pace with current developments.

The necessary steps before a new pharmaceutical product may be sold in the United States ordinarily include:

      o     pre-clinical laboratory and animal tests;

      o submission to the FDA of an investigational new drug application which must become effective before clinical trails may commence;

      o completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

      o     submission to the FDA of a marketing authorization application; and

      o FDA review and approval of the marketing authorization application prior to any commercial sale.

Clinical trials generally are conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to determine the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase I, Phase II or Phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Furthermore, the FDA, an institution review board or the Company may suspend a clinical trial at any time for various reasons, including finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of pre-clinical studies, pharmaceutical development and clinical trials are submitted to the FDA in the form of a marketing authorization application for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a marketing authorization application if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third-parties compete with us in developing various approaches to lifestyle disorders. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collection royalties for proprietary technology. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as acquiring technologies complementary to our programs.

We expect that competition among products approved for sale will be based, among other things, on efficacy, reliability, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

      o     advance our lead product candidates and technology platforms;

      o obtain required government and other public and private approvals on a timely basis;

      o     enter into corporate partnerships;

      o     license additional technology;

      o     maintain a proprietary position in our technologies and products;
            and

      o     attract and retain key personnel.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

As of January 31, 2004, the Company had one full-time and five part-time employees. Of these, two are in management, three are in research and development, and one is in administration. The Company only needs limited employee resource as it outsources all of its development work. We believe our relationships with our employees are satisfactory.

ITEM 2. Description of Property

Our headquarters are located at 712 5th Avenue, 19th Floor, New York, NY, 10019-4108, where we lease serviced office space of approximately one hundred square feet under a month-to-month lease from Bioaccelerate Inc. an affiliated third party for $2,500 per month including office services We anticipate that the Company will be able to continue the monthly lease, and that this space will be adequate for our operations through the end of fiscal year 2004. This lease commenced after January 31, 2004.

The Company leases its European office, located at 32 Haymarket, London SW1Y 4TP, on a month-to-month basis from CMS Limited an affiliated third party for $4,889 per month including office services. We anticipate that the Company will be able to maintain the monthly lease, and that this facility, consisting of serviced office space for one to two people and access to meeting rooms and associated support services as required will be adequate for our operations through the end of fiscal year 2004.

ITEM 3 - LEGAL PROCEEDINGS

No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 25, 2003, security holders were asked to vote on the acquisition of Enhance Lifesciences Inc. (ELSI), and a majority of security holders voted in favor of the transaction. In connection therein, a majority of security holders voted in favor of the following items: name change to Enhance Biotech, Inc.; purchase of all outstanding common stock of ELSI in exchange for shares of stock in the Company, based on a exchange ratio of one (1) share of ELSI for every
1.0887 shares of the Company's common stock for a total of 21,774,000 shares of the Company's common stock; amend and change the authorized capital stock of the Company to One Hundred Million (100,000,000) shares, comprised of Seventy five Million (75,000,000) shares of common stock, par value $0.001 per share, and Twenty Five Million (25,000,000) shares of preferred stock; replacement of the Company's Board of Directors with three (3) directors nominated by ELSI, namely Christopher Every, Lee Cole and Roger Holdom; and appointment of Christopher Every as President and Chief Executive Officer, and Linden Boyne as Chief Financial Officer and Secretary.


PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the year ended January 31, 2004, our common stock was traded in the Over-The- Counter ("OTC") market and quoted on the Electronic Bulletin Board (the "Bulletin Board"). The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of a relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.

The following table presents the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board for each quarter during the year ended January 31, 2004. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:

            2002:                   HIGH        LOW
June 14, 2002 to Period End         0.23        0.067
   July 31, 2002

Quarter Ended October 31, 2002      0.10        0.067
Quarter Ended January, 31, 2003     0.187       0.10

            2003:                   HIGH        LOW
Quarter Ended April 30, 2003        2.67        0.187
Quarter Ended July 31, 2003         4.00        2.67
Quarter Ended October 31, 2003      4.00        2.53
Quarter Ended January, 31, 2004     4.00        2.67


STOCKHOLDERS

There are approximately 424 shareholders of record of our common stock.

DIVIDENDS

The Company has not paid any dividends to date and does not plan to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The company has made allocation for up to ten percent of the stock for allocation to staff and officers under authorised equity compensation plans; however no plan was instigated in the reported year while the company established structure and personnel to manage it. It is expected that a plan will be submitted to the Board for implementation early in the next financial year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as may, expect, anticipate, estimate, hopes, believes, continue, intends, seeks, contemplates, suggests, envisions or comparable language. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with our ability to identify and raise additional capital to complete our product development programs; our ability to raise, and our allocation of, resources as necessary to continue operations; our ability to generate cash flow from revenue or other sources; our ability to use our capital stock for acquisitions, paying expenses or other disbursements, attracting personnel or contractors and other business uses. Many of these factors are beyond our management's control. These uncertainties could cause our actual results to differ materially from the expectations reflected in these forward-looking statements. In light of these risks and uncertainties, we cannot be certain that the forward-looking information contained in this annual report on Form 10-KSB will, in fact, occur. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-KSB, before making a decision to invest in our common stock.

The following is a discussion of our financial condition and results of operations as of the date of this Form 10-KSB. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company, including the Notes thereto, which are included elsewhere herein.

GENERAL

Management's Discussion and Analysis presents a review of our consolidated operating results and financial condition for the fiscal years ended January 31, 2004 and 2003. This discussion and analysis is intended to assist in understanding the financial information of the Company presented elsewhere herein. This section should be read in conjunction with our consolidated financial statements and the related notes, as well as ITEM 1. Description of Business, of this Form 10-KSB.

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

(1) GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant losses, has negative working capital and needs additional capital to finance its operations. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company intends to finance its operations through sales of its securities as well as entering into loans and other types of financing arrangements such as convertible debenture. There is no assurance that the company will be successful in its efforts.

(2) RESEARCH AND DEVELOPMENT

The Company conducts its research and development with DMI Biosciences, Inc., Queen Mary and Westfield College, University of London, and Stegram Pharmaceuticals Ltd. Such expenses are expense as incurred. Any disruption in the Company's relationship with these entities could have a material impact on the Company's future operations.

RESULTS OF OPERATIONS

During the year ended January 31, 2004, work continued on the product development programs as planned and the individual items are detailed below. The year ended January 31, 2004, compared to the year ended January 31, 2003:

General and administrative expenses increased from $303,063 in the year ended January 31, 2003, to $1,835,339 in fiscal 2004. The main reason for the increase was the further development of the Company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees.

Research & Development expenses for the year ended January 31, 2004, were $1,240,346 as compared with $305,000 in the previous year. The majority of these expenses were in connection with the development of several of our product candidates.

Liquidity & Capital Resources - We are actively seeking strategic alliances in order to develop and market our range of products. In February 2003, the Company entered into an agreement with Jano Holdings Limited ("Jano"), a related party, to provide up to $1.0 million in funding. In addition, the Company granted Jano options to purchase 1,500,000 million shares of its common stock at $1.00 per share. The options expire in February 2008. On May 6th, 2004 Bioaccelerate Inc took over the Jano Holdings Limited credit facility, whereby Bioaccelerate Inc assumed all of the responsibilities of Jano Holdings Limited, and were also assigned their options.. On November 3, 2003, the Company completed a private equity financing of $2.0 million through the sale of common stock at $1.00 with full warrant cover at $1.00 expiring in 5 years with Bioaccelerate Inc. These funds have been used to accelerate the development of the Company's lead products. The company agreed a further private placement for $2 million at $1.50 per share with full warrant cover at $1.50 expiring in 5 years with Bioaccelerate Inc commencing on January 12, 2004 which was completed on May 20th 2004. In addition, our officers agreed to reduced salaries until we obtain sufficient long-term funding. Management believes that our agreement with Bioaccelerate Inc and subsequent financing with Bioaccelerate, Inc. will be sufficient to continue currently planned operations over the next six months with a further funding round by private placement planned in the first half of next year. Should the Company come up against any unforeseen problems, the Company will revisit its budget and adjust it accordingly to allow the Company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.

The Company will be using these funds to accelerate the development of its lead products. This investment has enabled the Company to achieve significant milestones in its lead development programs over the last twelve months, including completing and reporting on a Phase II(a) trial in premature ejaculation and going forward will allow for the commencement of significant new clinical programs for the dermatological compounds under development.

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                            Page

Accountants Reports                                                          16

Balance Sheets  as of January 31, 2003 and 2004                              18

Statements of Operations for the years ended January 31, 2003, 2004 and
  since Inception                                                            19

Statements of Stockholders'(Deficit) from Inception                          20

Statements of Cash Flows for the years ended January 31, 2003, 2004 and
since Inception.                                                             21

Notes to the Consolidated Financial Statements                               22

            Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Enhance Biotech, Inc.

We have audited the accompanying consolidated balance sheet of Enhance Biotech, Inc., (a development stage company), a Delaware corporation, as of January 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from June 7, 1999 (inception) to January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards adopted by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the consolidated financial statements referred to above represent fairly, in all material respects, the consolidated financial position of Enhance Biotech, Inc, as of January 31, 2004 and the results of its operations and its cash flows for the year ended January 31, 2004, and for the period from June 7, 1999, (inception) to January 31, 2004, in conformity with accounting principles generally accepted in the United States of America..

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred losses from operations and its liabilities exceed its assets, conditions which raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        /s/ CACCIAMATTA ACCOUNTANCY CORPORATION
                        --------------------------------------


Irvine, California
June 25, 2004

To the Board of Directors and Stockholders of Enhance Biotech, Inc.

I have audited the accompanying Balance Sheet of Enhance Biotech, Inc., (a development stage company) as of January 31, 2003 and the related statements of loss, cash flows and stockholders equity (deficiency), for the year ended January 31, 2003 and for the period from June 7, 1999 (inception) to January 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based upon my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above represent fairly, in all material respects, the financial position of Enhance Biotech, Inc., as of January 31, 2003 and the results of its operations and its cash flows for the year ended January, 31, 2003 and for the period from June 7, 1999 (inception) to January 31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matter also are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome from this uncertainty.

F E Hanson Ltd
Arlington, VA
June 12, 2003

                                    Enhance
                                 Biotech, Inc.
                                 (A Development
                                 Stage Company)
                                  Consolidated
                                 Balance Sheets



                                                                    JANUARY 31, 2004   JANUARY 31, 2003
                                                                    ----------------   ----------------
ASSETS
       Current Assets

           Cash and cash equivalents                                          74,988                 --
           Other assets                                                       22,500                  3
                                                                    ----------------   ----------------

                                                                    $         97,488   $              3
                                                                    ================   ================


LIABILITIES AND STOCKHOLDERS' DEFICIT
       Current Liabilities

           Due to related parties                                   $        376,000   $             --
           Accounts Payable                                                  258,592            872,714
           Accrued expenses                                                   73,295                 --
                                                                    ----------------   ----------------

       Total liabilities                                            $        707,887   $        872,714
                                                                    ----------------   ----------------

COMMITMENTS

STOCKHOLDERS' DEFICIT
       Preferred Stock, 25,000,000 shares authorized;
       none issued and outstanding
       Common Stock, par value $.001; 75,000,000 shares
       authorized, 27,221,517 and 2,419,350 issued and outstanding  $         27,221   $          2,419
       Additional paid in capital                                          3,421,190             89,231
       A ccumulated deficit                                               (3,913,320)          (837,635)
       Accumulated other comprehensive loss                                 (145,490)          (126,726)
                                                                    ----------------   ----------------

       Total Stockholders' Deficit                                  $       (610,399)  $       (872,711)
                                                                    ----------------   ----------------
                                                                    $         97,488   $              3
                                                                    ================   ================


The accompanying notes are an integral part of these financial statements.

                             ENHANCE BIOTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF
                                   OPERATIONS

                                                                            From inception
                                        Year ended         Year ended      (June 7, 1999) to
                                     January 31, 2004   January 31, 2003   January 31, 2004
                                     ----------------   ----------------   -----------------
Costs and expenses

Research and development             $      1,240,346   $        305,000   $       1,570,346
General and administrative                  1,835,339            303,063           2,342,974
                                     ----------------   ----------------   -----------------

Net loss                                   (3,075,685)          (608,063)         (3,913,320)

Foreign currency translation
  adjustments                                 (18,764)          (124,720)           (145,490)
                                     ----------------   ----------------   -----------------
Total comprehensive loss             $     (3,094,449)  $       (732,783)  $      (4,058,810)
                                     ================   ================   =================

Weighted average number of
  shares outstanding, basic and
  diluted                                  19,695,000          2,684,000
                                     ================   ================

Net loss per share, basic and
  diluted                            $           (.16)  $          (0.23)
                                     ================   ================


The accompanying notes are an integral part of these financial statements.

                                     Enhance
                                    Biotech,
                                      Inc.
                                 (A Development
                                 Stage Company)
                                  Consolidated
                                  Statements of
                                  Stockholders'
                                     Deficit

                                                                                                        OTHER             TOTAL
                                                  COMMON STOCK         ADDITIONAL     ACCUMULATED   COMPREHENSIVE      STOCKHOLDERS'
                                               SHARES     AMOUNT    PAID IN CAPITAL     DEFICIT         LOSS              DEFICIT
                                             ----------   -------   ---------------   -----------   --------------   --------------
June 7, 1999 - Contribution of capital                              $           250                                  $          250

Excess liabilities assumed over assets
acquired from Sporting Magic, Inc.                                          (81,180)                                        (81,180)

Shares issued in satisfaction of debt         1,875,000     1,875            98,125                                         100,000

Net loss                                                                                  (23,102)                          (23,102)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Balances May 31, 2000                         1,875,000   $ 1,875   $        17,195   $   (23,102)                   $       (4,032)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Net loss                                                                                 (218,041)                         (218,041)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Balances May 31, 2001                         1,875,000   $ 1,875   $        17,195   $  (241,143)                   $     (222,073)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Shares issued for cash                          386,850       387            51,193                                          51,580

Shares issued in satisfaction of debt           150,000       150            19,850                                          20,000

Shares issued for services                        7,500         7               993                                           1,000

Net loss                                                                                 (139,736)                         (139,736)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Balances May 31, 2002                         2,419,350   $ 2,419   $        89,231   $  (380,879)  $           --   $     (289,229)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Net loss                                                                                 (456,756)                         (456,756)

Foreign currency translation adjustment                                                                   (126,726)        (126,726)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Balances January 31, 2003                     2,419,350   $ 2,419   $        89,231   $  (837,635)  $     (126,726)  $     (872,711)
                                             ----------   -------   ---------------   -----------   --------------   --------------


Shares issued in reorganization              21,774,000    21,774           (21,774)                                             --

Shares issued for services - June 26, 2003      136,500       136           136,364                                         136,500


Shares issued for services - August 7, 2003     375,000       375           374,625                                         375,000

Shares issued for cash - November 3, 2003     2,000,000     2,000         1,998,000                                       2,000,000

Shares issued for cash - January 31, 2004       516,667       517           774,483                                         775,000

Fair value of warrants                                                       70,261                                          70,261

Net loss                                                                               (3,075,685)                       (3,075,685)

Foreign currency translation adjustment                                                                    (18,764)         (18,764)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Balances January 31, 2004                    27,221,517   $27,221   $     3,421,190   $(3,913,320)  $     (145,490)  $     (610,399)
                                             ==========   =======   ===============   ===========   ==============   ==============


The accompanying notes are an integral part of these financial statements.

                             ENHANCE BIOTECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FROM INCEPTION
                                                     YEAR ENDED         YEAR ENDED     JUNE 7, 1999 TO
                                                  JANUARY 31, 2004   JANUARY 31, 2003  JANUARY 31, 2004
                                                  ----------------   ----------------  ----------------
Cash flows from operating activities
Net loss                                          $     (3,075,685)  $       (608,063) $     (3,913,320)
Adjustments to reconcile net loss
to cash used in operating activities
   Fair value of warrants issued                  $         70,261                     $         70,261
   Issuance of common stock for services                   511,500                              511,500
Changes in operating assets and liabilities               (187,324)           645,148           685,387
                                                  ----------------   ----------------  ----------------

Net cash used in operating activities             $     (2,681,248)  $         37,085  $     (2,646,172)
                                                  ----------------   ----------------  ----------------

Cash flows provided by financing activities
Issuance of common stock                                 2,775,000                            2,775,000
                                                  ----------------   ----------------  ----------------
Net cash privided by financing activities         $      2,775,000                     $      2,775,000
                                                  ----------------   ----------------  ----------------

Effect of changes in exchange rates                        (18,764)           (37,085)          (53,840)
                                                  ----------------   ----------------  ----------------

Net increase in cash and cash equivalents         $         74,988   $             --  $         74,988


Cash and cash equivalents at beginning of period                --                 --                --
                                                  ----------------   ----------------  ----------------

Cash and cash equivalents at end of period        $         74,988   $             --  $         74,988
                                                  ================   ================  ================

Supplemental information

   No cash was paid for interest and taxes


The accompanying notes are an integral part of these financial statements.

                              ENHANCE BIOTECH, INC
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Re-organization and Basis of Presentation

Effective April 29, 2003 pursuant to an acquisition agreement, dated February 6, 2003, between Enhance Lifesciences Inc., (ELSI) a privately held Delaware corporation and Enhance Biotech, Inc. (the Company), the Company acquired 100% of all the outstanding shares of ELSI in exchange for 21,774,000 shares of its common stock representing 90% of the outstanding common shares. The acquisition resulted in ELSI's management and Board of Directors assuming operational control of the Company. Accordingly, the accompanying consolidated financial statements include the historical operations of ELSI and the capital structure of Enhance Biotech, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Enhance Biotech, Inc. (incorporated in Delaware on June 7, 1999) and its wholly owned subsidiaries Enhance Lifesciences, Inc. (Delaware Corporation) and Enhance Life Sciences, Ltd. (United Kingdom Corporation). All significant inter-company accounts and transactions have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of January 31, 2004, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management has been successful in raising capital and plans to raise additional equity capital, there can be no assurance that these plans will be achieved.

Nature of Business

The Company's business strategy is to develop its existing pharmaceutical products, acquire additional pharmaceutical, early-mid stage product candidates, predominantly in the `life sciences' sector, selectively license its technology and establish strategic collaborations to advance its product pipeline.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."

Foreign Currency Translation

The Company's primary functional currency is the British Pound. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the year. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive losses in stockholders' deficit.

Significance of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts and disclosures contained in these financial statements. Actual results could differ from those estimates.

Stock Based Compensation

The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than the market value at the measurement date. When the exercise price of the employee or director stock options is less then the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, over the vesting period of the options.

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. . During fiscal 2004, the Company issued 4,016,667 common stock warrants at exercise prices equal to the price of the common shares sold in the respective equity financing rounds. The value of these warrants is being amortized to expense over their lives using the Black-Scholes pricing model with the following assumptions: 36 months expected life, 50% stock volatility, 3.38% risk-free interest rate and no dividends.

Loss per Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would have been anti-dilutive

                                                            2004         2003
                                                            ----         ----

 Numerator - Net loss                                 $ (3,075,685)  $ (608,063)

 Denominator - Weighted average shares outstanding      19,695,000    2,684,000

 Net loss per share                                   $      (0.16)  $    (0.23)

Incremental common shares (not included in denominator of diluted loss per share because of their anti-dilutive nature)

 Warrants issued with private equity placements          4,016,667           -

If all warrants were exercised, the Company would receive proceeds of $4,275,000.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company<129>fs assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of January 31, 2004 and 2003, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $3,900,000 and $ 800,000, respectively, that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents and accounts payable. Because of the short- term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issues various accounting standards and interpretations that could have an impact on the Company's consolidated financial statements. Recent pronouncements include: FASB Statement 144 - Accounting for the impairment or disposal of long-lived assets; FASB 145 - Rescission of FASB Statements 4, 44 and 64 and amendment of FASB 13; FASB 146 - Costs associated with exit or disposal activities; FASB 148 - Accounting for stock based compensation and FASB 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. FIN 46 - Consolidation of Variable Interest Entities, an interpretation of ARB 51. Adoption of these standards and interpretations has not had a material effect on the Company's financial condition, results of operations or liquidity.

Reclassifications

Certain amounts included in prior periods' financial statements have been reclassified to conform to the current year's presentation.

NOTE 2- EQUITY TRANSACTIONS

On March 25, 2003, the Company issued 21,774,000 shares of its common stock to the shareholders of Enhance Life Sciences, Inc., (ELSI) in exchange for 100% of the shares of ELSI held by the ELSI shareholders.

In February 2003, the Company issued 1,500,000 warrants to Jano Holdings, Ltd. to secure a $2 million credit facility. Bioaccelerate Inc. took over the $2 million credit facility from Jano Holdings Ltd on May 6th, 2003, and was assigned the 1,500,000 warrants exercisable at $1.00 per share, expiring May 6, 2008.

The Company issued 136,500 shares valued at $1.00 per share on April 29, 2003 and 375,000 shares valued at $1.00 per share on June 26, 2003 for consulting services.

On November 3, 2003, the Company completed a private equity financing of $2 million through the sale of 2,000,000 shares of common stock at $1.00 and 2,000,000 warrants exercisable at $1.00, expiring October 31, 2008, with Bioaccelerate Inc. The funds have been used to accelerate the development of the Company's lead products.

On January 12, 2004, the Company secured an additional private placement with Bioaccelerate, Inc. for $2 million at $1.50 per share with an equal number of warrants exercisable at $1.50 per share and expiring January 2009. This private placement was completed on May 20, 2004. As of January 31, 2004, 516,667 shares and an equal number of warrants were sold.

Effective January 29, 2004, the Company 1) increased the number of authorized shares of its common stock to 75,000,000 and authorized 25,000,000 shares of preferred stock and 2) enacted a 1.5 for 1 forward split applied to all the common stock and warrants outstanding as of that date. All share and warrants amounts in these financial statements have been retroactively restated to reflect this forward stock split.

NOTE 3 - COMMITMENTS

Related Parties

At January 31, 2004, the Company owes $376,000 to the following related parties:

Buddy Young, a former officer and director, is owed $25,000 due January 31, 2005, at 8% annual interest. In addition, Mr. Young has agreed to provide consulting services to the Company through December 31, 2004 in exchange for $200,000 payable from June 1, 2003 through December 1, 2004. Payments are owed if the consulting services are satisfactorily provided. At January 31, 2004, the Company has accrued $76,000 under this consulting agreement with Mr. Young.

The Company's Chief Executive Officer and Chief Science Officer are owed $ 195,000 and $80,000, respectively, for unpaid salaries.

Other

The Company leases its office facilities in New York and London for aggregate monthly rents of approximately $7,500 on a month-to-month basis.

In December 2003, the Company entered into an agreement with Bridgeport Consultants to provide services in strategic planning and the preparation of corporate profile information for potential investors. In addition to a $2,500 monthly fee, Bridgeport Consultants is to receive 10,000 shares of the Company's restricted common stock at the successful completion of these services.

In November 2003, the Company entered into an agreement with Sky Investor Relations Inc. (SIRI) to provide investor and public relations services at a monthly fee of $6,000 plus a total of 10,000 shares of restricted stock. This agreement was terminated effective December 31, 2003, and no shares were issued.

On January 4, 2004, the Company replaced SIRI with Wall Street Investor Relations at a monthly fee of $10,000.

In August 2003, the Company entered into an agreement with Warren Capital Limited to provide consulting services regarding corporate finance, mergers and acquisitions at a monthly fee of $2,500.

On July 1, 2003, the Company entered into an agreement with Queen Mary and Westfield College to provide research and development services for the Company's infertility program. The agreement is for three years and is payable in quarterly installments of $54,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

A Form 8-K filing was filed on June 9, 2004 reporting a change in the Company's auditor. The Company and Farber and Hass LLP terminated their relationship, and the Company retained Cacciamatta Accountancy Corporation on June 4, 2004 (refer to Exhibits Attached)

ITEM 8A. CONTROLS AND PROCEDURES

As of April 30, 2004, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2004.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following are the current Directors and Executive Officers of the Company and their ages, as of January 31, 2004.

NAME                     AGE       POSITION

Christopher Every        51        President, Chief Executive Officer & Director
Linden J. Boyne          61        Chief Financial Officer & Secretary
Sam McCormick            52        Chief Scientific Officer
Lee J. Cole              42        Director
Roger Holdom             37        Director

All directors hold office until the next annual meeting of stockholders and until successors have been duly elected and qualified. There are no agreements with respects to the election of directors. Set forth below is certain biographical information regarding the Company's executive officers and directors:

CHRISTOPHER EVERY - President, Chief Executive Officer & Director
Mr. Every's career in sales and marketing, predominantly in the industrial and pharmaceutical areas, lead to his holding senior board positions. His sales and marketing career includes various positions with Wiggins Teape, National Starch Corporation of America (a Unilever subsidiary group), and General Electric Company. As a result of this experience Mr. Every developed a wide-ranging knowledge of large corporate organizations in the range of major "blue chip" industries and the broadest possible array of businesses. Since 1985 Mr. Every has worked for Electrolux, Entre Computers, Promo Ticket Promotions Ltd and Ashridge Management College. Mr. Every is also a former senior Managing Director with Williams Holdings PLC. He has also provided consultant services to major companies and government bodies in the UK and Europe, predominately in regard to strategic management and business development. The clients that Mr. Every has developed over the years include, Alpha Airport Services, Eften Europa, NATO (Luxembourg), CIPAL Belgium, Antwerp Regional Government tax offices, and Associated Tyre Services, Gieves & Hawkes, East Midlands Electricity, Altro Floors, Gardner Merchant, Richard Ellis & Quentin, Micro Warehouses Ltd, Powergen plc and TXU Energi. During the last five years he has also been involved in the development of an environmental biotech business, Brimac Carbon Services, specializing in remediation of waters and effluents.

LINDEN J. BOYNE - Chief Financial Officer & Secretary
Linden J. Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores and was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. Mr. Boyne resigned from NSS Newsagents in 1986 when the Group was taken over by Gallahers for GBP85 million. Since 1991 he has been Secretary of a number of companies principally Rosegold Ltd. Shopfitters. Rosegold Ltd., Shopfitters, is an entity whose major business is preparing stores to open for trade and revamping and renovating old stores. Mr. Boyne is the secretary of Rosegold Ltd., Shopfitters, Alexander Wolfe, Inc., The position of Secretary entails ensuring that the corporate and financial records of the Company as well as the board minutes and statutory returns are kept up to date at all times. Mr. Boyne also serves as a director of the following companies: Bioaccelerate, Inc., Electronic Game Card Inc., and Auto Data Network Inc.

DR. SAM McCORMICK - Chief Scientific Officer
Dr. McCormick has served as Director Pathology of Huntingdon Life Sciences Limited since 2001. From 1989 to 2001, Dr. McCormick held numerous positions at Glaxo/Glaxo Wellcome including Director Regulatory Toxicology and International Outsourcing; Director, U.S. Preclinical Sciences; International Head of Pathology and Head of Pathology, UK. From 1973 to 1986, Dr. McCormick held the positions of Pathologist, Senior Pathologist and Manager of Pathology Section at Unilever Research. Dr. McCormick's expertise in drug development and safety issues is directly attributable to his professional contributions to both the science and management of major research programs of multinational pharmaceutical companies. Dr. McCormick holds a M.V.B. degree in Veterinary Medicine from Trinity College, Dublin; M.R.C.V.S. degree in Veterinary Medicine from Royal College Veterinary Surgeons; Ph.D. Pathology, Royal (Dick) School of Veterinary Studies, the University of Edinburgh; M.R.C.P. Royal College of Pathologists; and F.R.C.P. Royal College of Pathologists.

LEE J. COLE - Director
Lee J. Cole has extensive commercial experience, particularly in the venture capital business. From 1995 to 1999, Mr. Cole served as the Managing Director of TEC Capital Group, a technology consulting and venture capital firm. In 1997, Mr. Cole was the co-founder of Bioenvision, Inc., a publicly traded biotechnology company. Mr. Cole also serves as a director of the following companies: Electronic Game Card Inc., Neuro Bioscience Inc., and Auto Data Network.

ROGER HOLDOM - Director
Mr. Holdom has over 18 years experience in marketing at senior management level in the Pharmaceutical, Broadcasting and Technology sectors. From 1997 to 1999, Mr. Holdom was the Head of Network Development Europe at Discovery Communications where he was responsible for the negotiation, management and administration of the European and African distribution contracts for Discovery's global satellite and cable channel. Prior to 1997, Mr. Holdom was a senior marketing director at the BBC.

To the knowledge of management, during the past five years, no present or former director or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.


Scientific Advisory Board

The Company's Scientific Advisory Board includes recognized scientists and experts in the fields of male sexual dysfunction and male fertility enhancement, as well as drug development and design. The Scientific Advisory Board meets periodically with management and in smaller groups from time to time on an informal basis. The members assist the Company in identifying scientific and product development opportunities and reviewing with management the progress of our specific projects.

The members of our Scientific Advisory Board are the following:

PROFESSOR GAVIN VINSON is currently Chair of Biochemistry at Queen Mary and Westfield College, University of London. During the last decade, Professor Vinson held numerous posts at QMUL including Head of Division of Biomedical Science, Dean of the Faculty of Basic Medical Sciences, and Professor and Head of Department of Biochemistry. Throughout Professor Vinson's career he has published over 230 papers of original research, 30 reviews, book chapters and articles all in the field of molecular and cellular endocrinology, as well as approximately 300 abstracts of presentations at meetings. As a result of his prominent record, Professor Vinson has been honored as a Medallist of the Society for Endocrinology and the British Neuroendocrine Group. He is active as a prominent member of numerous specialist endocrinology bodies, including past Council member of the Society for Endocrinology and Editor-in-Chief of the Journal of Endocrinology. Professor Vinson holds B.Sc., Ph.D., and D.Sc. degrees from the University of Sheffield, Sheffield, UK.

CHRISTOPHER B. WOOD, M.D. has served as Chairman and Chief Executive Officer of Bioenvision Inc., since January 1999. From January 1997 to December 1998, Dr. Wood was Chairman of Eurobiotech, Inc. From March 1994 to January 1997, Dr. Wood was a specialist surgeon in the National Health Service, United Kingdom; and from April 1979 to March 1991, was a specialist surgeon at The Royal Postgraduate Medical School, London, England. Dr. Wood has over 15 years experience in the European biotechnology sector. He has taken two biotechnology companies from start-up through commercialization, one of which, Medeva Plc., traded on the London Stock Exchange and the New York Stock Exchange, and is now wholly owned by Celltech Group PLC. The second, Genethics Ltd was sold to Proteus International plc. Dr. Wood holds an M.D. from the University of Wales School of Medicine and the Fellowship of the Royal College of Surgeons of Edinburgh.

GEORGE MARGETTS, M.D. has served as Chief Medical Consultant to Bioenvision Inc. since December 1998. Since 1990, Dr. Margetts has held the position of Managing Director, Stegram Pharmaceutical Ltd. From 1984 to 1990, Dr. Margetts served as Executive Vice-President Research and Managing Director of Sterling Winthrop Group, as well as its Medical Director between 1971 and 1989. Dr. Margetts holds
B. Pharm. and M.Sc. degrees from the University of London and M.R.C.S., L.R.C.P., M.D. and B.Sc. degrees from University College Hospital Medical School, London.

DR. MALCOLM THOMAS has held numerous senior management positions in Clinical Pharmacology at Glaxo Wellcome in both the UK and the United States. From 1981 to 1995, Dr. Thomas served as Head Clinical Pharmacology, at Glaxo Research Group in Ware, UK; and from 1995 to 1998, was appointed as Director Clinical Pharmacology, Glaxo Wellcome, Greenford, UK. From 1998 to 1999, Dr. Thomas served as United States Director Clinical Pharmacology, Glaxo Wellcome, at Research Triangle Park in North Carolina, before returning to Greenford to resume his duties as Director Clinical Pharmacology until 2001. Dr. Thomas is a recognized expert in early drug development up to and including Phase II clinical trials in therapeutic areas including cardiovascular, gastrointestinal, respiratory, migraine and rheumatology. Mr. Thomas holds B.Ch. and M.B. degrees from the University of Wales; M.R.C.P, United Kingdom; and F.R.C.P from the University of London. In 1980, Dr. Thomas received his accreditation from the Society of Clinical Pharmacology and Therapeutics (SCPT).

DR CLAUDE LARUELLE
Mr. Claude Laruelle, CEO and founder of CLL Pharma, has a broad experience (30 years) in the field of pharmaceutical developments. He started at the CNRS (Centre National de la Recherche Scientifique) in Paris and obtained his chemical engineer degree and PhD in Medicinal Chemistry from Paris-Sorbonne University. Mr. Laruelle served as founder and Managing Director of PANMEDICA GROUP (Subsidiary of VIRBAC) from 1979 to 1993.

DR GERALD CURTIS B.Sc., Ph.D.
DR. GERALD CURTIS was, until recently founder and Managing Director, Bowman Research Ltd., a UK-based contract research organization dedicated to the design, conduct and management of pre-clinical and clinical drug development. From 1966 to 1979, Dr. Curtis served as medical researcher and lecturer in Biochemistry at the University of Wales (UWCC); and from 1972 to 1981, held the position of Visiting Professor at the Department of Biochemistry and Molecular Biology, Northwestern University, Illinois, USA. Dr. Curtis was appointed as Senior Lecturer (1979-1981) and Reader (1987-1993) in Biochemistry at UWCC. From 1985 to 1993, Dr. Curtis served as Director of Organ Perfusion Unit, a University of Cardiff-based contract research organization and Managing Director (1993-1997) of BioDynamics Research Ltd., an independent privately owned CRO. From 1996 to 1999, Dr. Curtis was appointed Research Professor, University of Wales Institute, Cardiff. Dr. Curtis is a recognized expert in the development and validation of ex vivo systems for drug development and strategies for extrapolating data from animals to humans. Dr. Curtis has published numerous research reviews, papers, and proceedings, and holds a number of patents. Dr. Curtis received his BSc in Biochemistry and Physiology, Honors degree in Biochemistry, and Ph.D. in Biochemistry, from the University of Wales.


ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes compensation earned in the 2004, 2003 and 2002 fiscal years by all of our executive officers.

            Annual Compensation                                    Long Term Compensation

                                                                           Awards            Payouts

Name &
Principal                   Salary   Received         Other Annual        Securities        All Other
Position            Year   Package*  In Year   Bonus  Compensation**  Underlying Options  Compensation
------------------------------------------------------------------------------------------------------
C Every, President  2004   $180,000   $Nil            None
& Chief Executive   2003
Officer             2002
S McCormick,        2004    $90,000   $Nil            None
Chief Science       2003
Officer             2002
L. Boyne,           2004                       --
Chief Financial     2003
Officer &           2002
Secretary

*Salaries for both of Mr. Every and Dr. McCormack have accrued but not been paid in full for each of the years included in the table. Accruals amount to $275,000 at January 31, 2004.. Mr Every commenced September 2002 at $5,000 per month increasing to $ 15,000 in Fiscal 2004 $ 195,000 for Mr Every and $80,000 for Dr McCormack.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the ownership of our common stock as of April 30, 2004 by (i) all those known by our management to be owners of more than five percent of the outstanding shares of common stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

    NAME & ADDRESS OF                       AMOUNT & NATURE OF      PERCENT OF
    BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP    CLASS (1)

TITLE OF CLASS
--------------------------------------------------------------------------------


                                                                    CURRENT
                                            BENEFICIAL OWNERSHIP    PERCENTAGE
NAME                                              OF STOCK          OF CLASS(1)
---------------------------------------     --------------------    ------------
Bioaccelerate Limited (2)
712 Fifth Avenue
New York, New York 10019 ..............          13,790,400          42.26

Crescendo Holdings Ltd. (3)
Suite F8 International Commercial
Centre
Main Road, Gibraltar ..................           3,810,450          11.68

Christopher Every (4)
20 The Crofters
Streatham, Ely Cambs ..................             544,350           1.67

ML Laboratories Plc (5)
Innovation House
Kelburn Court
Daten Park, Birchwood,
Warrington, Cheshire ..................           2,177,400           6.67

SCO Capital Partners LLC (6)
1285 Avenue of the Americas,
35th Floor

New York, New York 10019 ..............           6,935,019          21.25

Buddy & Rebecca Young (7)
17614 McCormick St ....................
Encino CA31316                                    1,626,975           4.99


Lee Cole
666 Third Avenue, 16th Fl
New York, New York 10019 ..............                   0

Roger Holdom
666 Third Avenue, 16th Fl
New York, New York 10019 ..............                   0

Linden Boyne
666 Third Avenue, 16th Fl
New York, New York 10019 ..............                   0

All Executive officers
and directors as a group (1 Person) ...             544,350           1.67

(1) Based on a total of 32,629,862 shares of common stock outstanding as of April 30, 2004 on a fully diluted basis.

(2) Bioaccelerate, is a private corporation, owned of record by several private investors. Includes 1,500,000 options at $1.00 originally issued to Jano Holdings Limited and since assigned and transferred to Bioaccelerate Inc for Bioaccelerate Inc replacing the loan facility on May 6th, 2004. Also includes warrants to purchase 2,000,000 shares @ $1.00 per share issued on November 3r, 2003, in relation to a $2Million financing and in a further $ 2 Million financing commenced on January 12,2004, a further 1,083,334 warrants to purchase shares at $1,50 issued through April 30, 2004.. This financing was completed May 20, 2004 The Board of Directors of Bioaccelerate Inc have voting rights over these shares.

(3) Crescendo Holdings Limited is a private corporation owned by several investors. Mr. John Lister has sole voting power.

(4)   Christopher Every is CEO of the Company.

(5) ML Laboratories Plc is a public company listed on the London Stock Exchange. The Board of Directors of ML Laboratories Plc have voting rights over these shares.

(6) SCO Capital Partners LLC is a boutique investment banking company located in New York. Mr Stephen Rouhandeh has sole voting power.

(7) Buddy & Rebecca Young are an investors with voting power over these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Mr Linden Boyne, CFO of the Company is also a Director of Bioaccelerate Inc, a major shareholder of the Company.

Mr Lee Cole, a Director of the Company is also a Director of Bioaccelerate Inc, a major shareholder of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit No.  Description
-----------  ------------------------------------------------------

10.1 Acquisition Agreement, dated as of February 6, 2003, among Enhance Biotech, Inc. (f/k/a Becor Communications, Inc.) and Enhance Lifesciences Inc.

10.2 Amendment No. 1 to Acquisition Agreement, dated as of February 6, 2003, among Enhance Biotech, Inc. (f/k/a Becor Communications, Inc.) and Enhance Lifesciences Inc.

10.3         Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and Stegram Pharmaceuticals Limited.

10.4 Irrevocable Limited Proxy issued by Stegram Pharmaceuticals Limited to Buddy Young and L. Stephen Albright.

10.5         Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and Crescendo Holdings Ltd.

10.6 Irrevocable Limited Proxy issued by Crescendo Holdings Ltd. to Buddy Young and L. Stephen Albright

10.7         Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and Kingston Scientific Partnership Ltd

10.8 Irrevocable Limited Proxy issued by Kingston Scientific Partnership Ltd. to Buddy Young and L.Stephen Albright

10.9         Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and Christopher Every

10.10 Irrevocable Limited Proxy issued by Christopher Every to Buddy Young and L. Stephen Albright

10.11        Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and RLI Limited.

10.12        Irrevocable Limited Proxy issued by RLI Ltd. to Buddy Young and L.
             Stephen Albright

10.13        Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and Astride Property Holdings Limited

10.14 Irrevocable Limited Proxy issued Astride Property Holdings Limited to Buddy Young and L. Stephen Albright

10.15        Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and Jano Holdings Limited

10.16 Irrevocable Limited Proxy issued Jano Holdings Limited to Buddy Young and L. Stephen Albright

10.17        Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and Bioaccelerate Limited

10.18 Irrevocable Limited Proxy issued by Bioaccelerate Limited to Buddy Young and L. Stephen Albright

10.19        Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and Technology Finance Ltd

10.20 Irrevocable Limited Proxy issued by Technology Finance Ltd. to Buddy Young and L. Stephen Albright

10.21        Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and The Chloe H. Rouhandeh Trust

10.22 Irrevocable Limited Proxy issued by The Chloe H. Rouhandeh Trust to Buddy Young and L.Stephen Albright

10.23        Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and The Sophie Rouhandeh Trust

10.24 Irrevocable Limited Proxy issued by The Sophie Rouhandeh Trust to Buddy Young and L. Stephen Albright

10.25        Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and The Steven H. Rouhandeh 1999 Family Trust

10.26 Irrevocable Limited Proxy issued by The Steven H. Rouhandeh 1999 Family Trust to Buddy Young and L.Stephen Albright

10.27        Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and SCO Capital Partners LLC

10.28 Irrevocable Limited Proxy issued by SCO Capital Partners LLC to Buddy Young and L. Stephen Albright

10.29        Purchase and Sale Agreement with Proxy, among Enhance Biotech, Inc.
             (f/k/a Becor Communications, Inc.), Enhance Lifesciences Inc. and ML Laboratories Plc

10.30 Irrevocable Limited Proxy issued by ML Laboratories Plc. to Buddy Young and L. Stephen Albright

10.31 Consulting Agreement, among Enhance Biotech, Inc., Enhance Lifesciences Inc. and Buddy Young

10.32 Promissory Note, dated April 29, 2003, issued by Enhance Biotech, Inc. to Buddy Young

10.33 Share Purchase Agreement Dated 12th January, 2004 between Enhance Biotech Inc and Bioaccelerate Inc.

99.1 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

A Form 8-K filing was filed on 3rd September 2003, reporting the Company's change in fiscal year from May 31 January 31. A Form 8-K filing was filed on 4th September 2003, reporting a change in the Company's auditor; this was subsequently amended on a Form 8-K filing filed on the 18th November 2003. A Form 8-K filing was filed on the 18th November 2003 reporting the closing of the Company's $2 million financing. All 8-K's filed are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by our Principal Accountants for the audits of the Company's annual consolidated financial statements for 2004 and 2003 and other services.

                                        2004          2003
                                      --------      --------
Audit Fees                            $ 40,000     $ 30,360

Audit-Related Fees                          --           --

Tax Fees                                   NIL        2,960

All Other Fees                              --           --
                                      --------     --------

Total Fees                            $ 40,000     $ 33,320
                                      ========     ========

AUDIT FEES consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our Principal Accoutant in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

TAX FEES consist of fees billed for tax advice, tax compliance and tax planning services.

AUDIT COMMITTEE PRE-APPROVAL PROCEDURES

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors to render audit and non-audit services before these services are rendered. All of the services performed by the Company's Principal Accountant for us were pre-approved by our Board of Directors.

SIGNATURES

 Persuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                     Enhance Biotech, Inc.

Date: June 28, 2004                             By:  /s/ Christopher Every
                                                     ---------------------------
                                                     Christopher Every
                                                     Chief Executive Officer