Form 10QSB
period 2004-04-30
ENHANCE BIOTECH INC
filed 2004-07-06
CIK 1124077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 2004

                              ENHANCE BIOTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)

             (Exact name of registrant as specified in its charter)



             Delaware                  000-31653               95-4766094
-------------------------------        ----------           ----------------
(State or other jurisdiction of       (Commission          (I.R.S. Employer
 incorporation or organization)        File No.)            Identification No.)


 712 Fifth Avenue, New York, NY                                 10019
---------------------------------------                      -----------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code:             (646) 723-8940
                                                            ---------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                 Yes [X] No [_]



           Class                    Outstanding at July 1, 2004
           -----                   ------------------------------
Common stock, $0.001 par value                28,704,861

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              ENHANCE BIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)



                                               APRIL 30,2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $   101,861
                                                  ----------
TOTAL ASSETS                                     $   101,861
                                                  ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable                                 $   508,017
Accrued expenses                                     114,722
Due to related parties                               373,535
Loan payable                                          99,284

                                                   ---------
TOTAL LIABILITIES                                  1,095,558
                                                   ---------
COMMITMENTS                                                -

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value;
    authorized 25,000,000 shares;
    none issued
  Common stock, $.001 par value;
    authorized 75,000,000 shares;
    28,349,861 issued and outstanding                 28,350
  Additional paid in capital                       4,347,563
  Deficit accumulated in the development stage    (5,245,822)
  Accumulated other comprehensive loss              (123,788)
                                                   ----------

TOTAL STOCKHOLDERS' (DEFICIT)                       (993,697)
                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)    $   101,861
                                                  ==========

The accompanying notes are an integral part of these financial statements.

                              ENHANCE BIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         THREE MONTHS            FROM INCEPTION
                                            ENDED                 JUNE 7, 1999
                                          APRIL 30,               TO APRIL 30,
                                 ---------------------------     ------------
                                     2004            2003             2004

REVENUES                         $          0    $          0    $          0

COSTS AND EXPENSES

GENERAL AND ADMINISTRATIVE            639,843         163,334       2,880,732

RESEARCH AND DEVELOPMENT              670,956         403,987       2,241,302
                                 ------------    ------------    ------------
NET LOSS                           (1,310,799)       (567,321)     (5,122,034)
Foreign currency translation
Adjustment                             21,703              82        (123,788)

Total comprehensive loss           (1,332,502)       (567,403)     (5,245,822)


NET (LOSS) PER COMMON SHARE,
   BASIC AND DILUTED             $       (.05)   $       (.20)
                                 ============    ============

WEIGHTED AVERAGE
 SHARES OUTSTANDING                27,479,861       2,800,000
                                 ============    ============

The accompanying notes are an integral part of these financial statements.


                              ENHANCE BIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                   (UNAUDITED)

                                                                                                        OTHER             TOTAL
                                                  COMMON STOCK         ADDITIONAL     ACCUMULATED   COMPREHENSIVE      STOCKHOLDERS'
                                               SHARES     AMOUNT    PAID IN CAPITAL     DEFICIT         LOSS              DEFICIT
                                             ----------   -------   ---------------   -----------   --------------   --------------

June 7, 1999 - Contribution of capital                              $           250                                  $          250

Excess liabilities assumed over assets
acquired from Sporting Magic, Inc.                                          (81,180)                                        (81,180)

Shares issued in satisfaction of debt         1,875,000     1,875            98,125                                         100,000

Net loss                                                                                  (23,102)                          (23,102)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Balances May 31, 2000                         1,875,000   $ 1,875   $        17,195   $   (23,102)                   $       (4,032)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Net loss                                                                                 (218,041)                         (218,041)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Balances May 31, 2001                         1,875,000   $ 1,875   $        17,195   $  (241,143)                   $     (222,073)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Shares issued for cash                          386,850       387            51,193                                          51,580

Shares issued in satisfaction of debt           150,000       150            19,850                                          20,000

Shares issued for services                        7,500         7               993                                           1,000

Net loss                                                                                 (139,736)                         (139,736)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Balances May 31, 2002                         2,419,350   $ 2,419   $        89,231   $  (380,879)  $           --   $     (289,229)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Net loss                                                                                 (456,756)                         (456,756)

Foreign currency translation adjustment                                                                   (126,726)        (126,726)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Balances January 31, 2003                     2,419,350   $ 2,419   $        89,231   $  (837,635)  $     (126,726)  $     (872,711)
                                             ----------   -------   ---------------   -----------   --------------   --------------


Shares issued in reorganization              21,774,000    21,774           (21,774)                                             --

Shares issued for services - June 26, 2003      136,500       136           136,364                                         136,500


Shares issued for services - August 7, 2003     375,000       375           374,625                                         375,000

Shares issued for cash - November 3, 2003     2,000,000     2,000         1,998,000                                       2,000,000

Shares issued for cash - January 31, 2004       516,667       517           774,483                                         775,000

Fair value of warrants                                                       70,261                                          70,261

Net loss                                                                               (3,075,685)                       (3,075,685)

Foreign currency translation adjustment                                                                    (18,764)         (18,764)
                                             ----------   -------   ---------------   -----------   --------------   --------------

Balances January 31, 2004                    27,221,517   $27,221   $     3,421,190   $(3,913,320)  $     (145,490)  $     (610,399)
                                             ----------  --------    --------------   -----------   ---------------   --------------

Adjustment for 1.5: forward split               258,344       259              (259)                                              0

Shares issued for cash - April 30, 2004         870,000       870           869,130                                         870,000

Fair value of warrants                                                       57,502                                          57,502

Net loss                                                                               (1,332,502)                       (1,332,502)

Foreign currency translation adjustment                                                                     21,702           21,702
                                             ----------  --------    --------------   -----------   ---------------   --------------
Balances at April 30 2004                    28,349,861    28,350         4,347,563    (5,245,822)        (123,788)        (993,697)
                                             ==========  ========    ==============   ============  ===============   ==============


The accompanying notes are an integral part of these financial statements.


                              ENHANCE BIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Three Months Ended        April 30, From
                                                     2004            2003       Inception
                                                  -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                      $(1,332,502)   $  (567,403)    (5,245,822)
  Adjustments to reconcile net (loss) to
  net cash (used) in operating activities
    Fair value of warrants                             57,502             --        127,763
    Issuance of common stock for services             511,500
    Changes in operating assets and liabilities       310,887        518,220        996,274
                                                  -----------    -----------    -----------


NET CASH (USED) IN OPERATING.ACTIVITIES              (964,113)       (49,183)    (3,610,285)
                                                  -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock                          870,000              0      3,645,000
    Borrowings                                         99,284         50,000        149,284
    Repayment of borrowings                                                         (50,000)
                                                  -----------    -----------    -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES           969,284         50,000      3,744,284
                                                  -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                        21,702             82        (32,138)
                                                  -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              26,873            899        101,861
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 74,988              0              0
                                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $   101,861    $       899        101,861
                                                  ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
       Cash paid during year for:
          Interest                                $         0    $         0              0
                                                  ===========    ===========    ===========
          Taxes                                   $         0    $         0              0
                                                  ===========    ===========    ===========

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

BASIS OF PRESENTATION


The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These statements should be read along with the Consolidated Financial Statements and Notes that go along with the Company's audited consolidated financial statements, as well as other financial information for the fiscal year ended January 31, 2004 as presented in the Company's Annual Report on Form 10-KSB. The results of operations and cash flows for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2005.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Enhance Biotech, Inc. (incorporated in Delaware on June 7, 1999) and its wholly owned subsidiaries Enhance Lifesciences, Inc. (Delaware Corporation) and Enhance Life Sciences, Ltd. (United Kingdom Corporation). All significant inter-company accounts and transactions have been eliminated.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of April 30, 2004, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management has been successful in raising capital and plans to raise additional equity capital, there can be no assurance that these plans will be achieved.

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

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. . During fiscal 2004 and the first quarter of fiscal 2005, the Company issued 4,275,000 and 870,000 common stock warrants at exercise prices equal to the price of the common shares sold in the respective equity financing rounds. The value of these warrants is being amortized to expense over their lives using the Black-Scholes pricing model with the following assumptions: 36 months expected life, 50% stock volatility, 3.38% risk-free interest rate and no dividends.

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



                                                         Three Months Ended
                                                               April 30,
                                                         2004           2003
                                                     ------------   ------------

 Numerator - Net loss                                $ (1,332,502)  $  (567,403)

 Denominator - Weighted average shares outstanding     27,479,861     2,800,000

 Net loss per share                                  $       (.05)  $      (.20)

Incremental common shares (not included
 in denominator of diluted loss per share because of their anti-dilutive nature)

$1.00 warrants issued with private equity placements    5,145,000             -


INCOME TAXES

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of April 30, 2004 and 2003, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $5,245,822 and $837,635, respectively, that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash equivalents and accounts and notes payable. Because of the short- term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.


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

The first Private Placement for $2million commenced in May 2003 provided that a further placement funding of $2million would be made available on similar terms if certain milestones were achieved. On January 12, 2004, the Company secured additional private placement funding with Bioaccelerate, Inc. for $2 million at $1.00 per share with an equal number of warrants exercisable at $1.00 per share and expiring January 2009. This private placement was completed on May 20, 2004. As of January 31, 2004, 516,667 shares and an equal number of warrants were sold. To comply with the forward split, the 516,667 shares of common stock and warrants sold in this round private placement have been increased by 258,333 shares and warrants at no cost. During the quarter ended April 30, 2004, 870,000 shares of common stock, and an equal number of warrants, were sold in this round of financing. The placement closed on May 20, 2004 after a further 355,000 post split shares and an equal number of warrants were sold.

NOTE 3 - COMMITMENTS

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

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended January 31, 2004. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended January 31, 2004, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Consolidated Financial Statements and Notes to our audited financial statements for the fiscal year ended January 31, 2004, as well as the other interim unaudited financial information for the current fiscal year.

OVERVIEW

The Company currently has seven lead product candidates in various stages of development, targeting male sexual dysfunction and dermatology - two of the seven major therapeutic segments of the lifestyle drug market.

On February 11, 2004, the Company announced it had entered into an agreement with Ehrreich Consulting Co., for FDA application and approval process services for the Company's MSD and dermatological product candidates.

LI 401 Periodontal Disease - On February 5th 2004 the Company signed terms to enter into an exclusive co-development and licensing agreement with DMI Biosciences Inc, of Colorado, USA to develop a compound LI 401, for the treatment of gingivitis and periodontal diseases.

On March 16, 2004, the Company announced it had entered into an agreement with Acumen Design Associates Ltd., an international industrial design group specializing in development of medical packaging and creation of intelligent delivery systems. Acumen Design Associates will assist in the development of delivery methods for the Company's MSD and dermatological product candidates.

On March 24 2004, the Company entered into an agreement with Covance Inc. to conduct clinical trials of the Company's LI 313 group of compounds for the treatment of severe dermatitis and psoriasis, through their UK-based facilities.

On April 7, 2004, the company announced the appointment of Marks & Clerk, Europe's oldest and one of its leading biotech specialist patent attorneys, to advise upon and develop protection of the products and compounds under license of in due course under development and in the ownership of Enhance.

On April 15, 2004, the Company entered into an agreement with SoleRx LLC, a developer of proprietary therapeutic candidates for dermatology inflammation, to advance the development of product candidates in the Company's LI 412 group of compounds for the treatment of urticaria and itch. This agreement is set to run for six months with the option for continuation by the parties at the end of that period.

MALE SEXUAL DYSFUNCTION

The Company's male sexual dysfunction product portfolio includes two primary compounds: LI 301 for premature ejaculation and LI 316 for Male Fertility Enhancement.

LI 301 PREMATURE EJACULATION - On March 23, 2003, the Company entered into a Co-Development Agreement with DMI BioSciences, Inc. of Colorado, USA, to jointly develop and commercialize product(s) comprising or utilizing the compound family LI 301, for the delay of ejaculation in humans. The Company has the exclusive international rights to develop, market and distribute LI 301 and any subsequent compounds related to the delay of ejaculation in humans. Phase II(a) double blind, randomized, crossover trials were successfully completed in Utrecht, Holland. Thirty (30) couples participated and Kendle International BV, acted as the Company's CRO. Forthcoming plans for fiscal year 2004, involve a definitive dose ranging clinical trial of significant size to commence in Q3 2004, in the Netherlands. The Company intends to commence Phase III clinical studies late in 2004.

LI 301 is an orally bio-available compound delivered in a fast melt mechanism with taste masking enabling it to be taken anytime without water. It has a novel mode of action combining both the light effect of a Selective Serotonin Reuptake Inhibitor ("SSRI") and u-opioid. LI 301 is active in the system for up to seven hours once administered, enabling patients to relax and partners to feel unpressured by time limitations. The Company anticipates entering a partnership in the later stages of development and believes the data pack from the Phase II trails will provide added value to this process during fiscal year 2004.

The first quarter of 2004 saw the preparation and planning of the Phase II Dose Ranging study undertaken, involving the input of Enhance's co-development partners DMI Biosciences, Kendle, who will once again be CRO for the trials, and various independent specialists in the field of manufacturing, regulatory controls, statistical analysis and clinical trial design. It is expected that the final protocol will be submitted to the authorities in July 2004.

LI 316 MALE FERTILITY ENHANCEMENT - On July 1, 2003, the Company entered into a Co-Development Agreement with Queen Mary and Westfield College, University of London ("QMUL"), for a three-year program to isolate and license suitable elements of research and development into novel treatments for male infertility. Two product candidates designated LI 316(a) a sperm inhibitor and LI 316(b) a sperm stimulant, have been isolated. Work progressed to the point that three clear development objectives were defined and negotiations began on license arrangements for product candidates identified under the Co-Development Agreement. Final licensing agreements for LI 316(a) and LI 316(b) product candidates are scheduled for Q3, 2004.

Work continues under the laboratory development program, moving the project forward in two of three projected development areas as planned, and providing the foundation for the third area of product development. Each product candidate
- LI 316(a) sperm inhibitor and LI 316(b) sperm stimulant, are applicable in distinct areas of male fertility enhancement. The three development areas are as follows:

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

Laboratory work conducted under the first development area has already demonstrated the positive effect of LI 316a sperm inhibitor in stopping and holding safely in suspended animation bovine sperm that can then be rejuvenated by intervention with LI 316b stimulator at a later time. During the first quarter of 2004 this work has continued in partnership with a major commercial Artificial Insemination group active in the European and United States markets progressing the plans to run clinical trials during the second quarter of fiscal 2004. Laboratory results at QMUL have indicated that the product could both increase the yield of healthy semen surviving storage, transit and handling from bull to cow, as well as potentially providing more flexibility of time to work with the sperm in relation to cows coming into estrous. This aspect of the LI 316 development project is projected to provide early license income in the next eighteen to twenty-four months. The initial work on these trials will commence with a laboratory exercise in July at the semen farm to confirm the findings from QMUL laboratory research remain applicable in the live environment, prior to moving to field trials subject to the success of this first stage trials.

Laboratory work conducted under the second development area demonstrated the initial positive effect of LI 316(a) sperm inhibitor in stopping and holding safely in suspended animation human sperm that can then be rejuvenated in intervention with LI 316(b) stimulator at a later time. Initial indications are strong that the performance is very similar in human and bovine sperm. Further work is to be done to confirm these common characteristics and clinical participation will be followed with two London-based fertility clinics. It is expected that the compounds can provide in vitro fertilization clinicians greater flexibility and the benefit of using natural products in the process of handling the sperm and carrying out fertilization of eggs in vitro. Further development of the product into a fertility enhancement for couples struggling with the problems of sperm motility and related issues will be a progression from the foundation laid during year ended January 31, 2004. A working research relationship and practical handling arrangements are being sought with suitable clinical partners in London and a further site is to be sought in the USA for a fertility clinic willing to participate in the research and to assist in dealing with the ethical issues involved in the use of human sperm samples for any clinical trial process. It is expected that establishing arrangements and the right environment for effective research work on this aspect of the LI 316 product's capability will involve most of the next quarter.

SKINCARE

The Company's Skincare portfolio includes four (4) primary compounds: LI 312 for Psoriasis and Atopic Dermatitis, LI 412 for Eczema Itch, LI 303 for Cellulite, and LI 236 for Anti-Aging.

LI 312 PSORIASIS / ATOPIC DERMATITIS - On March 25, 2003, the Company entered into a Co-Development Agreement with DMI Bioscience, Inc. of Colorado, USA, for the exclusive development and international marketing of the compound LI 312, a new chemical entity with the potential for a family of products targeting atopic dermatitis and psoriasis. The license is for the joint research, development and commercialization of products comprising or utilizing the DMI Bioscience compound designated LI 312, for therapeutic treatment of dermatological conditions and diseases in humans by topical application.

On March 24 2004, the Company entered into an agreement with Covance Inc. to conduct clinical trials of the Company's LI 313 group of compounds for the treatment of severe dermatitis and psoriasis, through their UK-based facilities. A pre-clinical program is scheduled to commence in June 2004, following and subject to availability of compound manufactured to suitable standards for regulatory approval. Preparation and manufacture of material to the required standards has continued during the first quarter of 2004 at DMI Synthesis Ltd., a UK subsidiary of DMI Biosciences. It is expected that the current program will result in the necessary assay for contract manufacturing providers, as well as the initial batches for clinical trial later in the second quarter of the year enabling preclinical programs to commence. . Meanwhile discussions have been held with suitable manufacturers for the long term production of the compound and the selection of manufacturing partner(s) is scheduled to be confirmed during the second half of 2004.

LI 412 ECZEMA ITCH - The LI 412 compound is derived from work carried out by the Company and is unencumbered by a license agreement. On April 15, 2004, the Company entered into an agreement with SoleRx LLC, a developer of proprietary therapeutic candidates for dermatology inflammation, to advance the development of product candidates in the Company's LI 412 group of compounds for the treatment of urticaria itch. During the first quarter issues of protection of intellectual property were researched and a strategy going forward defined while the planning of the process for reformulation and development of a proof of concept trial plan was also continued.

LI 303 CELLULITE - On July 7, 2002, the Company entered into a Co-Development and Licensing Agreement with Stegram Pharmaceuticals Ltd., a UK-based early stage drug development company, for the joint development and exclusive international license of LI 303 as a prescription product for the treatment of cellulite. Technical information covered under the agreement, includes application of a number of compounds for the treatment of cellulite with laboratory work carried out in the UK and United States. The co-development program led to the selection of LI 303 as the lead compound group, and further development of the supporting data on mode of action, as well as other performance and design factors including dose indications. Results have demonstrated interesting characteristics for topical application, leading to an extension of the laboratory work to determine the full range of biopharmaceutical activity for the LI 303 compound.

The extended program scheduled for completion in 2004 has reached a significant stage with completion of the laboratory results from the work on a number of compounds enabling the targeting of two key ones to take forward in development. One, a therapeutic switch, offers shorter term opportunity for development on a solid product history from other conditions while the other, a new chemical entity, will require longer terms development and confirmation of its suitability for regulatory approval in the longer term. Initial work will focus on the development of the therapeutic switch for a topical formulation to be applied in a proof of principle Phase IIa trial. Advice on a strategy for the protection of intellectual property was taken during the quarter and planning of further clinical work was undertaken too.

LI 236 ANTI-AGING - On June 3, 2003, the Company entered into a Co-Development and Licensing Agreement with Stegram Pharmaceuticals Ltd., for the joint development and exclusive international license of LI 236 for the treatment of aging symptoms in skin, hair and sleep patterns. The LI 236 product candidate has been the focus of initial preparation for a development program scheduled to move forward during fiscal year 2004. During quarter one, meetings were held with the licensors and some key individuals with specific relevant science background for the condition. The input has been assimilated into the ongoing development plan and further advice on regulatory issues will be sought too.

LI 401 PERIODONTAL DISEASE - On February 5th 2004 the Company signed terms to enter into an exclusive co-development and licensing agreement with DMI Biosciences Inc, of Colorado, USA to develop a compound LI 401, for the treatment of gingivitis and periodontal diseases. The development program is advanced to the point Phase IIa trials are being planned now for the third quarter of the current year to be run ion the UK with a renowned University Dental School. The first quarter of 2004 saw arrangements confirmed in principle with the selected dental school, a UK, CRO to assist in management of the program under the new regulatory controls of the European Clinical Trials Directive and a manufacturer of the product selected and provided with a preliminary understand ding of the program. Each of these entities are expected to be contracted formally in the next quarter and to contribute to the preparation of a protocol for the clinical trials targeted for the third quarter.

DIVESTMENT & OUTLICENSING

For year ending January 31, 2004, the Company elected to divest product candidate LI 226 for Arthritis and out-license LI 247 for Depression.

LI 226 ARTHRITIS - On November 27, 2002, the Company entered into a Licensing Agreement with Kingston Scientific Partnership, for the exclusive license of LI 226 for the treatment of arthritis. It was anticipated that during fiscal year 2004, the LI 226 compound for the treatment of Arthritis will be divested to a suitable target, reflecting the decision to focus the Company's resources on the key areas of Skincare and MSD. During the first quarter ended April 30, 2004, no further expenditure or development time was made on the LI 226 compound and discussions were held with the licensor resulting in the rescinding of the license agreement back to Kingston at no further cost to either party.

LI 247 DEPRESSION - On March 21, 2003, the Company entered into a Licensing Agreement with CLL Pharma S.A., of Nice, France, for the exclusive license of LI 247 for the treatment of depression. It is anticipated that during fiscal year 2004, the Company will continue to seek a suitable sub-licensee to take this product to market from the present stage of readiness where a bioequivalence trial will be required to complete the clinical program. During the first quarter ended April 30, 2004, no further expenditure or development time was made on the LI 247 compound.

COMPANY STATUS

The Company has made significant progress in developing its product portfolio, and has multiple products in clinical trials. We have incurred losses during this emerging stage. We anticipate that the success of our immediate product development strategy will permit us to further develop our other products and potential products currently in our portfolio. A major element of the Company's product development strategy is to use third-party or contract research organizations ("CROs") to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA and EMEA regulatory review and approval processes, and to manufacture and distribute any FDA and EMEA approved products. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively.

The reader should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

      o     advance our lead product candidates and technology platforms;

      o obtain required government and other public and private approvals on a timely basis;

      o     enter into corporate partnerships;

      o     license additional technology;

      o     maintain a proprietary position in our technologies and products;
            and

      o     attract and retain key personnel.

The Company may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the development cycles of pharmaceutical and biopharmaceutical products and technologies and the competitive and regulatory environment in which we operate.

RESULTS OF OPERATIONS

During the first quarter ended April 30, 2004, work continued on the product development programs as planned and the individual items are detailed below. In the quarter ended April 30, 2004, compared to the quarter ended April 30, 2003:
General and administrative expenses increased from $163,416 in the quarter ended April 30, 2003, to $639,843 in fiscal 2005. The main reason for the increase was the further development of the Company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees, in particular for regulatory, licensing and patent advice.

Research & Development expenses for the quarter ended April 30, 2003, were $403,987 compared with $670,956 in the period to April 30, 2004 The majority of these expenses were in connection with the development of several of our product candidates, in particular the compounds, LI 316 a&b for fertility, LI 312 for psoriasis and severe atopic dermatitis, LI 303 for cellulite, and LI 412 for eczema itch. As a result of the continuing expenditure on research and development of the company and its products the cumulative loss from operations since inception increased to $5,245,822.

Liquidity & Capital Resources - A second round private placement funding was agreed Bioaccelerate, Inc on January 12, 2004, for $2 million on similar terms to the first round and the placement closed on May 20, 2004. The Company will be using these funds to accelerate the development of its lead products. This investment has enabled the Company to achieve significant milestones in its lead development programs over the last twelve months, including completing and reporting on a Phase II(a) trial in premature ejaculation and going forward will allow for the ongoing investment in significant clinical programs for the dermatological compounds under development as well as the next phase of clinical trials in the lead compound LI 301. We believe this further funding will be sufficient to support our business plan until longer term can be arranged. Should we come up against any unforeseen problems, the Company will revisit its budget and adjust the scheduling and costs of the development programs accordingly to allow the Company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.

LOAN PAYABLE

During the period the Company received a cash advance of $ 99,284 from Technology Finance Ltd to be used on further development of its lead products.This advance will be converted into equity in the next fundraising round.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this Report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended April 30, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES

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

On January 12, 2004, the Company secured an additional private placement with Bioaccelerate, Inc. for $2 million at $1.00 per share with an equal number of warrants exercisable at $1.00 per share and expiring January 2009. This private placement was completed on May 20, 2004. As of January 31, 2004, 516,667 shares and an equal number of warrants were sold. To comply with the forward split, the 516,667 shares of common stock and warrants sold in this round private placement have been increased by 258,333 shares and warrants at no cost. During the quarter ended April 30, 2004, 870,000 shares of common stock, and an equal number of warrants, were sold in this round of financing. The placement closed on May 20, 2004 after a further 355,000 post split shares and an equal number of warrants were sold.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On 5th February, 2004 the Company sent out to its shareholders a Proxy to vote to change its charter to increase the authorized number of common shares to 75,000,000 shares and to authorize 25,000,000 shares of preferred stock. The Company also asked the shareholders to vote to authorize a 1.5 for 1 forward split. A majority of the shareholders approved these actions and the reverse split was deemed effective by the NASD on 5th March, 2004.

ITEM 5. OTHER INFORMATION

There is no other information to report that is material to the Company's financial condition not previously reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit No.                       Description
-----------    ------------------------------------------------------

   32 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.1 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  REPORTS ON FORM 8-K

     On June 4, 2004, we reported a change in our certifying accountant.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                              /s/ Christopher Every
                              ------------------------
                              Christopher Every
                              Chief Executive Officer