Form 10QSB
period 2004-07-31
ENHANCE BIOTECH INC
filed 2004-09-20
CIK 1124077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 2004

                         (Commission File No. 000-31653)

                              ENHANCE BIOTECH, INC.

             (Exact name of registrant as specified in its charter)

             Delaware                                        95-4766094
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 712 Fifth Avenue, New York, NY 10019
---------------------------------------
(Address of principal executive offices)

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
                                 Yes [X] No [_]

Number of shares of Common Stock outstanding as of August 31, 2004:  28,704,861
                                                                     ----------

                              ENHANCE BIOTECH, INC

                                TABLE OF CONTENTS

                                                                           Page

                PART 1 - FINANCIAL INFORMATION

Item 1        Financial Statements (Unaudited)                              1-7

Item 2        Management's Discussion and Analysis or Plan of Operation     8-12

Item 3        Controls and Procedures                                         12

                  PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                               13

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds     13

Item 3        Defaults Upon Senior Securities                                 13

Item 4        Submission of Matters to a Vote of Security Holders             13

Item 5        Other Information                                               13

Item 6        Exhibits                                                        13

              Signatures                                                   14-17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              ENHANCE BIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                             July 31,2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    $   156,535
Other accounts receivable                                          7,117
                                                             -----------
TOTAL CURRENT ASSETS                                             163,652

Deferred financing fees                                          152,758
                                                             -----------
                                                             $   316,410
                                                             ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable                                             $   507,347
Accrued expenses                                                 418,951
Due to related parties                                           261,914
Notes payable to related parties                                 467,972
Amounts due to Directors and Officers                            255,752
                                                             -----------
TOTAL LIABILITIES                                              1,911,936
                                                             -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value;
    authorized 25,000,000 shares;
    none issued
  Common stock, $.001 par value;
    authorized 75,000,000 shares;
    28,704,861 issued and outstanding                             28,705
  Additional paid in capital                                   4,805,504
  Deficit accumulated in the development stage                (6,281,975)
  Accumulated other comprehensive loss                          (147,760)
                                                             -----------

TOTAL STOCKHOLDERS' (DEFICIT)                                 (1,595,526)
                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                $   316,410
                                                             ===========

The accompanying notes are an integral part of these financial statements

                              ENHANCE BIOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months                   Six Months           From Inception
                                                Ended                         Ended                June 7, 1999
                                                July 31,                     July 31,                to July 31,
                                        2004             2003           2004             2003           2004
                                     ------------    ------------    ------------    ------------    ------------
REVENUES                             $          0    $          0    $          0    $          0    $          0


GENERAL AND ADMINISTRATIVE                477,494         144,367       1,081,538         307,783       3,424,512

RESEARCH AND DEVELOPMENT                  616,161         347,516       1,287,117         751,503       2,857,463
                                     ------------    ------------    ------------    ------------    ------------

NET LOSS                               (1,093,655)       (491,883)     (2,368,655)     (1,059,286)     (6,281,975)
                                     ------------    ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME/(LOSS):

Foreign currency
  translation adjustments                 (23,972)            455          (2,270)            373        (147,760)
                                     ------------    ------------    ------------    ------------    ------------
TOTAL COMPREHENSIVE LOSS               (1,117,627)       (491,428)     (2,370,925)     (1,058,913)     (6,429,735)
                                     ============    ============    ============    ============    ============


NET (LOSS) PER COMMON SHARE,
   BASIC AND DILUTED                 $      (0.04)   $      (0.02)   $      (0.08)   $      (0.04)
                                     ============    ============    ============    ============

WEIGHTED AVERAGE
   SHARES OUTSTANDING                  28,590,472      24,193,350      28,038,624      24,303,455
                                     ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                              ENHANCE BIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                   (UNAUDITED)

                                                                                                     OTHER             TOTAL
                                                  COMMON STOCK         ADDITIONAL     ACCUMULATED   COMPREHENSIVE      STOCKHOLDERS'
                                               SHARES     AMOUNT    PAID IN CAPITAL     DEFICIT         LOSS              DEFICIT
                                             ----------   -------   ---------------   -----------   --------------   --------------
June 7, 1999 - Contribution of capital                              $          250                                  $          250

Excess liabilities assumed over assets
acquired from Sporting Magic, Inc.                                         (81,180)                                        (81,180)

Shares issued in satisfaction of debt         1,875,000     1,875           98,125                                         100,000

Net loss                                                                                  (23,102)                         (23,102)
                                             ----------   -------      ------------   ------------     ----------    --------------

Balances May 31, 2000                         1,875,000   $ 1,875      $    17,195    $   (23,102)                      $   (4,032)


Net loss                                                                                 (218,041)                        (218,041)
                                             ----------   -------      ------------   ------------     ----------    --------------

Balances May 31, 2001                         1,875,000   $ 1,875      $    17,195    $  (241,143)                   $    (222,073)


Shares issued for cash                          386,850       387           51,193                                          51,580

Shares issued in satisfaction of debt           150,000       150           19,850                                          20,000

Shares issued for services                        7,500         7              993                                           1,000

Net loss                                                                                 (139,736)                        (139,736)
                                             ----------   -------     -------------   ------------     ----------    --------------

Balances May 31, 2002                         2,419,350   $ 2,419     $     89,231    $  (380,879)     $      --     $    (289,229)


Net loss                                                                                 (456,756)                        (456,756)

Foreign currency translation adjustment                                                                 (126,726)         (126,726)
                                             ----------   -------     -------------   ------------     ----------    --------------

Balances January 31, 2003                     2,419,350   $ 2,419     $     89,231    $  (837,635)     $(126,726)    $    (872,711)


Shares issued in reorganization              21,774,000   21,774          (21,774)                                               0

Shares issued for services - June 26, 2003      136,500      136          136,364                                          136,500


Shares issued for services - August 7, 2003     375,000      375          374,625                                          375,000

Shares issued for cash - November 3, 2003     2,000,000    2,000        1,998,000                                        2,000,000

Shares issued for cash - January 31, 2004       516,667      517          774,483                                          775,000

Fair value of warrants                                                     70,261                                           70,261

Net loss                                                                               (3,075,685)                      (3,075,685)

Foreign currency translation adjustment                                                                  (18,764)          (18,764)
                                             ----------   -------     ------------    ------------     ----------    --------------

Balances January 31, 2004                    27,221,517   $27,221     $ 3,421,190     $(3,913,320)     $(145,490)    $    (610,399)
                                             ----------  --------     ------------    ------------     ----------    --------------

Adjustment for 1.5: forward split               258,344       259            (259)                                               0

Shares issued for cash - April 30, 2004         870,000       870         869,130                                          870,000
Shares issued for cash - May 31 2004            255,716       256         255,460                                          255,716
Shares issued for conversion
   of debt - May 31, 2004                        99,284        99          99,185                                           99,284

Fair value of warrants                                                    160,798                                          160,798
Net loss for the six months
   ended July 31, 2004                                                                (2,368,655)                       (2,368,655)

Foreign currency translation adjustment                                                                   (2,270)           (2,270)
                                             ----------  --------     ------------    ------------     ----------    --------------

Balances at July 31, 2004                    28,704,861   28,705        4,805,504     (6,281,975)       (147,760)       (1,595,526)
                                             ==========   =======     ============    ============     ==========    ==============

The accompanying notes are an integral part of these financial statements.

                              ENHANCE BIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Six Months Ended July 31,       From
                                                   2004           2003         Inception
                                               -------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $(2,368,655)  $(1,059,286)   (6,281,975)
  Adjustments to reconcile net (loss) to
  net cash (used) in operating activities
    Fair value of warrants                            8,040           -          78,301
    Issuance of common stock for services                         136,500       512,500
    Changes in operating assets and liabilities     850,744       924,058     1,443,964
                                                  ---------     ----------     ---------

NET CASH (USED) IN OPERATING.ACTIVITIES........  (1,509,871)        1,272    (4,247,210)
                                                  ---------        -------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of Common Stock for Cash             1,125,716             0     3,952,296
    Borrowings                                      467,972             0       617,256
    Repayment of borrowings                               0             0       (50,000)
                                                  ---------        -------     ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES       1,593,688             0     4,519,552

                                                  ---------       --------    ---------

EFFECT OF EXCHANGE RATE CHANGES ..................   (2,270)          (373)    (115,807)
                                                  ---------       --------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS..........  81,547            899     156,535
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ...........................   74,988              0           0
                                                   ---------      ---------   ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD ................................. $156,535       $    899    $156,535
                                                   =========      =========   =========


NON-CASH FINANCING AND INVESTING ACTIVITIES
Conversion of debt to common stock ...............   99,284              0     219,284
                                                   =========      =========   =========
Warrants issued for financing ....................  160,798             --     231,059
                                                   =========      =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
       Cash paid during year for:
          Interest ............................... $      0       $      0    $      0
                                                   =========      =========   =========
          Taxes .................................. $      0       $      0    $      0
                                                   =========      =========   =========

The accompanying notes are an integral part of these financial statements.

                              ENHANCE BIOTECH, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

These statements should be read along with the Consolidated Financial Statements and Notes that go along with the Company's audited consolidated financial statements, as well as other financial information for the fiscal year ended January 31, 2004 as presented in the Company's Annual Report on Form 10-KSB. The results of operations and cash flows for the six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Enhance Biotech, Inc. (incorporated in Delaware on June 7, 1999) and its wholly owned subsidiaries Enhance Lifesciences, Inc. (Delaware Corporation) and Enhance Life Sciences, Ltd. (United Kingdom Corporation). All significant inter-company accounts and transactions have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of July 31, 2004, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management has been successful in raising capital and plans to raise additional equity capital, there can be no assurance that these plans will be achieved.

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

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. During fiscal 2004 and the first six months of fiscal 2005, the Company issued 4,275,000 and 1,225,000 common stock warrants at exercise prices equal to the price of the common shares sold in the respective equity financing rounds.

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

                                                       Six Months Ended
                                                            July 31,
                                                       2004           2003
                                                       -------------------

Numerator - Net loss                              $ (2,368,655)   $ (1,059,286)

Denominator - Weighted average shares outstanding   28,038,624      24,303,455

Net loss per share                                $      (0.08)   $      (0.04)

Incremental common shares (not included in denominator of diluted loss per share because of their anti-dilutive nature)

$1.00 warrants issued with private
equity placements                                    5,500,000              --
$3.00 warrants issued in relation
to the financing agreement                           1,500,000              --

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

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of July 31, 2004 and 2003, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $6,281,975 and $1,896,921, respectively, that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 2 - EQUITY TRANSACTIONS

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

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

On August 11, 2004 the company completed a senior secured credit facility with Bioaccelerate Inc which provides for an up to $4million Loan facility to the company. As an inducement to provide the facility the company granted Bioaccelerate Inc 1,500,000 warrants at an exercise price of $3.00, with anti dilution and other customary adjustments, expiring five years from completion of the facility.

The note matures at the closing of either debt or equity financing in which the Company receives at least $10,000,000 in gross proceeds. The note bears interest at the "Applicable Federal Rate" defined in the IRS Code, approximately 1.5% per annum at July 31, 2004.

The fair value of the 1.5 million warrants was computed at $160,798, using the Black-Scholes model with volatility of 40%, a discount rate of 3.875%, 5 year life and no dividends. In accordance with EITF 96-18, the fair value of the warrants have been credited to additional paid in capital and in accordance with FAS 91, the fair value of warrants is being amortized over the estimated life of the notes.

NOTE 5 - SUBSEQUENT EVENT

On August 11, 2004, Enhance Biotech, Inc. ("Enhance") and privately-held Ardent Pharmaceuticals Inc. ("Ardent") executed a definitive merger agreement. Ardent, based in North Carolina's Research Triangle, has an extensive drug research and development pipeline that includes a number of pre-clinical and clinical stage drug candidates in the areas of moderate to severe pain, urinary incontinence, premature ejaculation, depression, and cardio protection. The merger is expected to be consummated in the Fall of 2004. As a consequence of the transaction, Ardent will become a wholly-owned subsidiary of Enhance. Upon consummation of the merger, holders of Ardent securities will own, on a fully-diluted basis, approximately forty-five percent (45%) of the equity interest in Enhance, and Enhance's current stockholders will own approximately fifty-five percent (55%) of the equity interest in Enhance. The merger is subject to approval by the shareholders of Ardent and satisfaction of customary terms and conditions.

        ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LI 401 Periodontal Disease - On February 5th 2004 the Company signed terms to enter into an exclusive co-development and licensing agreement with DMI Biosciences Inc, of Colorado, USA to develop a compound LI 401, for the treatment of gingivitis and periodontal diseases. The full agreement for LI 401 was signed on July 18 2004.

LI 316 Male Fertility - On May 17th the company announced its discovery that the two compounds involved in this product had proven to offer wider opportunity for development than previously understood. In particular the applications in the area of artificial insemination for agricultural use were potentially attractive and the company is launching projects in this area in the belief that the final product may increase control over the motility or lack thereof in a bovine sperm sample. The internal laboratory program has clearly identified that there are potential opportunities to enhance sperm yield and productivity in the industry and early discussions with possible development partners has begun.

LI 303 Cellulite - July 30th the company announced that research in the lead and follow on compounds under development for the cellulite condition had been shown to demonstrate a unique combination mode of action in the laboratory. The discovery, elucidated in-vitro, points to several distinct areas of activity for LI 303 which, collectively, influence the behaviour of cells critical to the development and establishment of the cellulite condition. The new data helps to explain the molecular basis for the promising cosmetic effects reported in early stage research, and differentiates the compound from current available treatments. The resulting findings will enhance intellectual property in the company's portfolio for this condition.

At the end of April Dr David Scales, an experienced drug developer, ex Director of Toxicological Science and Head of World-wide Regulatory Affairs for GSK, member of several biotech start up teams in the UK, and current Head of Drug Development at UK listed oncology specialists Antisoma plc joined the Board of Enhance as an independent Director.

On May 20th 2004 the company announced it had met the development milestones required by Bioaccelerate resulting in the release the remaining funding from the agreement of November 2003 completing the $4m round.

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

Forthcoming plans for fiscal year 2004, involve a definitive dose ranging clinical trial of significant size to commence in Q3 2004, in the Netherlands. During this quarter the product required for trial was committed to manufacture and the protocol and trial design were finalised. It is expected recruitment will start in September and the first subjects will be dosed in November 2004. The Company intends to commence Phase III clinical studies late in 2004.

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

Laboratory work conducted under the first development area has already demonstrated the positive effect of LI 316a sperm inhibitor in stopping and holding safely in suspended animation bovine sperm that can then be rejuvenated by intervention with LI 316b stimulator at a later time. During the first quarter of 2004 this work has continued in partnership with a major commercial Artificial Insemination group active in the European and United States markets progressing the plans to run clinical trials during the second quarter of fiscal 2004. Laboratory results at QMUL have indicated that the product could both increase the yield of healthy semen surviving storage, transit and handling from bull to cow, as well as potentially providing more flexibility of time to work with the sperm in relation to cows coming into estrous. This aspect of the LI 316 development project is projected to provide early license income in the next eighteen to twenty-four months. The planned trials with an external laboratory have been delayed by some weeks due to practical issues of access time and will commence with a laboratory exercise in September at the semen farm. This is designed to confirm that the findings from QMUL laboratory research remain applicable in the live environment, prior to moving to field trials subject to the success of this first stage laboratory programme.

Laboratory work conducted under the second development area demonstrated the initial positive effect of LI 316(a) sperm inhibitor in stopping and holding safely in suspended animation human sperm that can then be rejuvenated in intervention with LI 316(b) stimulator at a later time. Initial indications are strong that the performance is very similar in human and bovine sperm. Further work is to be done to confirm these common characteristics and clinical participation will be followed with two London-based fertility clinics. It is expected that the compounds can provide in vitro fertilization clinicians greater flexibility and the benefit of using natural products in the process of handling the sperm and carrying out fertilization of eggs in vitro. Further development of the product into a fertility enhancement for couples struggling with the problems of sperm motility and related issues will be a progression from the foundation laid during year ended January 31, 2004. A working research relationship and practical handling arrangements are being sought with suitable clinical partners in London and a further site is to be sought in the USA for a fertility clinic willing to participate in the research and to assist in dealing with the ethical issues involved in the use of human sperm samples for any clinical trial process. It is expected that establishing arrangements and the right environment for effective research work on this aspect of the LI 316 product's capability will involve most of the next quarter. During the quarter to July 04 the work on the human area continued in the laboratory to underwrite the initial findings in common with animal results. In addition the basis of a forward plan for this aspect of the work was created in greater detail for the next two years development. This will be reviewed and implemented early in the New Year. 9

SKINCARE

The Company's Skincare portfolio includes four (4) primary compounds: LI 312 for Psoriasis and Atopic Dermatitis, LI 412 for Eczema Itch, LI 303 for Cellulite and LI 236 for Anti-Aging.

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

On March 24 2004, the Company entered into an agreement with Covance Inc. to conduct clinical trials of the Company's LI 313 group of compounds for the treatment of severe dermatitis and psoriasis, through their UK-based facilities. A pre-clinical program is scheduled to commence in June 2004, following and subject to availability of compound manufactured to suitable standards for regulatory approval. Preparation and manufacture of material to the required standards has continued during the first quarter of 2004 at DMI Synthesis Ltd., a UK subsidiary of DMI Biosciences. It is expected that the current program will result in the necessary assay for contract manufacturing providers, as well as the initial batches for clinical trial later in the second quarter of the year enabling preclinical programs to commence. . Meanwhile discussions have been held with suitable manufacturers for the long term production of the compound and the selection of manufacturing partner(s) is scheduled to be confirmed during the second half of 2004. The work continued over the quarter with the chemistry program to develop the manufacturing assay and a viable package to hand on to the manufacturers such that a stable and consistent product is created.

LI 412 ECZEMA ITCH - The LI 412 compound is derived from work carried out by the Company and is unencumbered by a license agreement. On April 15, 2004, the Company entered into an agreement with SoleRx LLC, a developer of proprietary therapeutic candidates for dermatology inflammation, to advance the development of product candidates in the Company's LI 412 group of compounds for the treatment of urticaria itch. During the first quarter issues of protection of intellectual property were researched and a strategy going forward defined while the planning of the process for reformulation and development of a proof of concept trial plan was also continued. The program for the last quarter completed the planning stage and enabled the companys to define the development path and patent strategies with clarity.

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

The extended program scheduled for completion in 2004 has reached a significant stage with completion of the laboratory results from the work on a number of compounds enabling the targeting of two key ones to take forward in development. One, a therapeutic switch, offers shorter term opportunity for development on a solid product history from other conditions while the other, a new chemical entity, will require longer terms development and confirmation of its suitability for regulatory approval in the longer term. Initial work will focus on the development of the therapeutic switch for a topical formulation to be applied in a proof of principle Phase IIa trial. Advice on a strategy for the protection of intellectual property was taken during the quarter and planning of further clinical work was undertaken too. The last quarter saw the final compilation of materials, search results and writing of intellectual property protection based upon the significant results concerning the unique combination mechanism of action.

LI 236 ANTI-AGING - On June 3, 2003, the Company entered into a Co-Development and Licensing Agreement with Stegram Pharmaceuticals Ltd., for the joint development and exclusive international license of LI 236 for the treatment of aging symptoms in skin, hair and sleep patterns. The LI 236 product candidate has been the focus of initial preparation for a development program scheduled to move forward during fiscal year 2004. During quarter one, meetings were held with the licensors and some key individuals with specific relevant science background for the condition. The input has been assimilated into the ongoing development plan and further advice on regulatory issues will be sought too. The quarter to July 2004 saw the program under ongoing planning and review for implementation.

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

According to plan during the last quarter the details of the protocol for clinical trial were agreed and reviewed with contract research bodies and the Dental School who is going to run the trials. I addition terms and timetables were negotiated with the Dental school and are subject to a final agreement being settled. It is expected the product will be manufactured with a contracted supplier over the next quarter and proof of principle trials will begin recruitment in November 04.

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

LI 401 Periodontal Disease - The final agreement for the joint development of this compound, for treatment of gingival activity by means of a medicated mouthwash, with DMI Biosciences was signed in July providing Enhance with an exclusive global arrangement based upon milestone payments and royalties over the life of the compound and derived products.

COMPANY STATUS

The Company has made significant progress in developing its product portfolio, and has multiple products in clinical trials with other compounds following on in development. We have continued to incur losses as expected during this emerging stage. We anticipate that the success of our immediate product development strategy will permit us to further develop our other products and potential products currently in our portfolio. A major element of the Company's product development strategy is to use third-party or contract research organizations ("CROs") to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA and EMEA regulatory review and approval processes, and to manufacture and distribute any FDA and EMEA approved products. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively. However consideration will be given to opportunities to strengthen the resources and portfolio in certain areas that may prove viable commercially and add value to the overall business in the future.

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

RESULTS OF OPERATIONS

During the second quarter ended July 31, 2004, work continued on the product development programs as planned and the individual items are detailed below. In the six months ended July 31, 2004, compared to the six months ended July 31, 2003: General and administrative expenses increased from $ 307,783 in the six months ended July 31, 2003, to $ 1,081,538 in fiscal 2005. The main reason for the increase was the increasing of scale in certain development activities within the Company's infrastructure to support its planned growth. Such costs were primarily consulting fees, in particular for regulatory, licensing and patent advice.

Research & Development expenses for the six months ended July 31, 2003, were $ 751,503 compared with $ 1,287,117 in the six months to July 31, 2004 The majority of these expenses were in connection with the development of several of our product candidates, in particular the compounds, LI 316 a&b for fertility, LI 312 for psoriasis and severe atopic dermatitis, LI 303 for cellulite, and LI 412 for eczema itch. As a result of the continuing expenditure on research and development of the company and its products the cumulative loss from operations since inception increased to $ 6,281,975.

Liquidity & Capital Resources - A second round private placement funding was agreed Bioaccelerate, Inc on January 12, 2004, for $2 million on similar terms to the first round and the placement closed on May 20, 2004. The Company will be using these funds to accelerate the development of its lead products. This investment has enabled the Company to achieve significant milestones in its lead development programs over the last twelve months. These included completing and reporting on a Phase II(a) trial in premature ejaculation and preparing to move to a definitive dose ranging trial commencing later in 2004. It will also enable the continuation of the development program for LI 301 in Psoriases which will continue to be conducted with Covance the public CRO. In addition the investment going forward will allow for further clinical programs for the dermatological compounds under development, including the cellulite compounds highlighted for the newly defined combination mode of action discovered as well as the next phase of clinical trials in the lead compound LI 301. We believe this further funding will be sufficient to support our business plan until longer term can be arranged. Should we come up against any unforeseen problems, the Company will revisit its budget and adjust the scheduling and costs of the development programs accordingly to allow the Company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.

SUBSEQUENT EVENT

As previously announced transaction, on August 11, 2004, Enhance Biotech, Inc. ("Enhance", trading symbol: EBOI.PK) and privately-held Ardent Pharmaceuticals Inc. ("Ardent") executed a definitive merger agreement. Ardent, based in North Carolina's Research Triangle, has an extensive drug research and development pipeline that includes a number of pre-clinical and clinical stage drug candidates in the areas of moderate to severe pain, urinary incontinence, premature ejaculation, depression, and cardio protection. The merger is expected to be consummated in the Fall of 2004. As a consequence of the transaction, Ardent will become a wholly-owned subsidiary of Enhance. Upon consummation of the merger, holders of Ardent securities will own, on a fully-diluted basis, approximately forty-five percent (45%) of the equity interest in Enhance, and Enhance's current stockholders will own approximately fifty-five percent (55%) of the equity interest in Enhance. The merger is subject to approval by the shareholders of Ardent and satisfaction of customary terms and conditions.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended July 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On August 11, 2004, the Company issued 1,500,000 warrants in connection with the $4,000,000 credit facility with Bioaccelerate.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.                       Description
---------- ---------------------------------------------------------------------

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                 /s/ Christopher Every
                                                 ------------------------------
                                                 Christopher Every
                                                 Chief Executive Officer
                                                 September 20, 2004