Form 10QSB
period 2004-10-31
ENHANCE BIOTECH INC
filed 2004-12-14
CIK 1124077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED October 31, 2004

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
                                 Yes [X] No [_]

Shares of Common Stock outstanding as of December 10, 2004:  29,479,871
                                                             ----------

                              ENHANCE BIOTECH, INC

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

          PART 1 - FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)                                    1-7

Item 2  Management's Discussion and Analysis or Plan of Operation          8-13

Item 3  Controls and Procedures                                              13

            PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                    13

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3  Defaults Upon Senior Securities                                      13

Item 4  Submission of Matters to a Vote of Security Holders                  13

Item 5  Other Information                                                    13

Item 6  Exhibits                                                             14

        Signatures                                                        14-16

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              ENHANCE BIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                 October 31,2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $    18,453
Other accounts receivable                                                 7,117
                                                                    -----------
TOTAL CURRENT ASSETS                                                     25,570

Software                                                                 33,872
Deferred financing fees                                                 144,718
                                                                    -----------
                                                                    $   204,160
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable                                                    $   994,491
Accrued expenses                                                         73,175
Due to related parties                                                  182,507
Notes payable to related parties                                        705,594
Amounts due to Directors and Officers                                   334,826
                                                                    -----------
TOTAL LIABILITIES                                                     2,290,593
                                                                    -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value;
    authorized 25,000,000 shares;
    none issued
  Common stock, $.001 par value;
    authorized 75,000,000 shares;
    29,479,871 issued and outstanding                                    29,480
  Additional paid in capital                                          5,579,739
  Deficit accumulated in the development stage                       (7,537,235)
  Accumulated other comprehensive loss                                 (158,417)
                                                                    -----------

TOTAL STOCKHOLDERS' (DEFICIT)                                        (2,086,433)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $   204,160
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                              ENHANCE BIOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months   Three Months   Nine Months    Nine Months    From Inception
                                                  Ended          Ended          Ended          Ended          June 7, 1999 to
                                                  October 31     October 31     October 31     October 31     October 31
                                                  2004           2003           2004           2003           2004

                                                  US $           US $           US $           US $           US $
Revenue                                                   --             --             --             --             --

General and Administrative                           474,360        404,270      1,555,898        712,053      3,898,872
Research and Development                             780,900        281,327      2,068,017      1,032,830      3,638,363
                                                  ----------------------------------------------------------------------

NET LOSS                                          (1,255,260)      (685,597)    (3,623,915)    (1,744,883)    (7,537,235)

Other Comprehensive Income/(Loss)
Foreign Currency Translation Adjustments             (10,657)      (161,259)       (12,927)      (160,886)      (158,417)
                                                  ----------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME/(LOSS)                 (1,265,917)      (846,856)    (3,636,842)    (1,905,769)    (7,695,652)
                                                  ======================================================================

Net (Loss) Per Common Share, Basic and Diluted         (0.04)         (0.03)         (0.13)         (0.19)

Weighted Average number of Shares Outstanding     29,395,630     24,704,850     28,780,028     10,008,950

The accompanying notes are an integral part of these financial statements.

                            ENHANCE BIOTECH, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                   (UNAUDITED)

                                                                                 Additional      Other          Total
                                            Common        Stock      Paid in     Accumulated  Comprehensive  Stockholders
                                            Shares        Amount     Capital       Deficit        Loss         Deficit
                                          -----------    -------    ----------   -----------  -------------  ------------
June 7, 1999 - Contribution of capital                                     250                                     250

Excess liabilities assumed over assets
acquired from Sporting Magic, Inc.                                     (81,180)                                (81,180)

Shares issued in satisfaction of debt       1,875,000      1,875        98,125                                 100,000

Net loss                                                                             (23,102)                  (23,102)
                                          -----------    -------    ----------    ----------    --------    ----------

Balances May 31, 2000                       1,875,000      1,875        17,195       (23,102)                   (4,032)

Net loss                                                                            (218,041)                 (218,041)
                                          -----------    -------    ----------    ----------    --------    ----------

Balances May 31, 2001                       1,875,000      1,875        17,195      (241,143)                 (222,073)

Shares issued for cash                        386,850        387        51,193                                  51,580

Shares issued in satisfaction of debt         150,000        150        19,850                                  20,000

Shares issued for services                      7,500          7           993                                   1,000

Net loss                                                                            (139,736)                 (139,736)
                                          -----------    -------    ----------    ----------    --------    ----------

Balances May 31, 2002                       2,419,350      2,419        89,231      (380,879)          0      (289,229)

Net loss                                                                            (456,756)                 (456,756)

Foreign currency translation adjustment                                                         (126,726)     (126,726)
                                          -----------    -------    ----------    ----------    --------    ----------
Balances January 31, 2003                   2,419,350      2,419        89,231      (837,635)   (126,726)     (872,711)

Shares issued in reorganization            21,774,000     21,774       (21,774)                                      0

Shares issued for services -                  136,500        136       136,364                                 136,500
June 26,2003

Shares issued for services -                  375,000        375       374,625                                 375,000
August 7,2003
Shares issued for cash -                    2,000,000      2,000     1,998,000                               2,000,000
November 3,2003
Shares issued for cash -                      516,667        517       774,483                                 775,000
January 31,2004
Fair value of warrants                                                  70,261                                  70,261

Net loss                                                                          (3,075,685)               (3,075,685)
Foreign currency translation adjustment                                                          (18,764)      (18,764)
                                          -----------    -------    ----------    ----------    --------    ----------

Balances January 31, 2004                  27,221,517     27,221     3,421,190    (3,913,320)   (145,490)     (610,399)
                                          -----------    -------    ----------    ----------    --------    ----------

Adjustment for 1.5: forward split             258,344        259          (259)                                      0
Shares issued for cash - April 30, 2004       870,000        870       869,130                                 870,000
Shares issued for cash - May 31 2004          255,716        256       255,460                                 255,716
Shares issued for conversion
of debt - May 31, 2004                         99,284         99        99,185                                  99,284
Shares issued for conversion of debt          775,010        775       774,235                                 775,010
August 10, 2004
Fair value of warrants                                                 160,798                                 160,798
Net loss for the nine months
ended October 31, 2004                                                            (3,625,915)               (3,625,915)
Foreign currency translation adjustment                                                          (12,927)      (12,927)
                                          -----------    -------    ----------    ----------    --------    ----------

Balances at October 31, 2004               29,479,871     29,480     5,579,739    (7,537,235)   (158,417)   (2,086,433)
                                          ===========    =======    ==========    ==========    ========    ==========

The accompanying notes are an integral part of these financial statements.

                              ENHANCE BIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended October 31,   From
                                                         2004            2003            Inception
                                                         US$             US$             US$
                                                         ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                          (3,653,915)     (1,744,833)     (7,537,235)
     Adjustments to reconcile net (loss) to
     net cash (used) in operating activities
        Fair value of warrants                              (16,080)             --          86,341
        Issuance of common stock for services                    --         511,500         512,500
        Changes in operating assets and liabilities         892,493         942,567       1,576,880
                                                         ----------      ----------      ----------

NET CASH (USED) IN OPERATING ACTIVITIES                  (2,715,342)       (290,766)     (5,361,514)
                                                         ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Software                                      (33,872)             --         (33,872)
                                                         ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Issuance of Common Stock for Cash                 1,125,716              --       3,952,296
        Borrowings                                        1,579,890         107,157       1,749,890
        Repayment of borrowings                                  --              --         (50,000)
                                                         ----------      ----------      ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES               2,705,606         107,157       5,652,186
                                                         ----------      ----------      ----------

  EFFECT OF EXCHANGE RATE CHANGES                           (12,927)        183,192        (238,347)
                                                         ----------      ----------      ----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                 (56,535)             --          18,434

  CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                     74,988              --              --
                                                         ----------      ----------      ----------
  CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                           18,453              --          18,453
                                                         ==========      ==========      ==========

  NON-CASH FINANCING AND INVESTING ACTIVITIES
  Conversion of debt to common stock                        874,294              --         994,294
                                                         ==========      ==========      ==========

  Warrants issued for financing  costs                      160,789              --         160,789
                                                         ==========      ==========      ==========

  SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION
        Cash paid during year for:
        Interest                                                 --              --              --
                                                         ==========      ==========      ==========
        Taxes                                                    --              --              --
                                                         ==========      ==========      ==========

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

These statements should be read along with the Consolidated Financial Statements and Notes that go along with the Company's audited consolidated financial statements, as well as other financial information for the fiscal year ended January 31, 2004 as presented in the Company's Annual Report on Form 10-KSB. The results of operations and cash flows for the nine months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Enhance Biotech, Inc. (incorporated in Delaware on June 7, 1999) and its wholly owned subsidiaries Enhance Lifesciences, Inc. (Delaware Corporation) and Enhance Life Sciences, Ltd. (United Kingdom Corporation). All significant inter-company accounts and transactions have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no source of revenues and liabilities exceed assets by $2,100,000. The Company has secured debt financing and may pursue equity financing. However, there are no assurances that it will be successful. No adjustments have been made in the financial statements as a result of this uncertainty.

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

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. During fiscal 2004 and the first nine months of fiscal 2005, the Company issued 7,000,000 common stock warrants at exercise prices equal to the price of the common shares sold in the respective equity financing rounds. The value of these warrants is being amortized to expense over their lives using the Black-Scholes pricing model with the following assumptions: 36 months expected life, 50% stock volatility, 3.38% risk-free interest rate and no dividends.

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

                                                              Nine Months Ended                    Three Months Ended
                                                                 October 31,                           October 31
BASIC AND DILUTED                                           2004              2003              2004               2003
                                                        -----------       -----------       -----------         ---------
 Numerator - Net loss                                   $(3,623,915)      $(1,744,833)      $(1,255,260)        $(685,597)

 Denominator - Weighted average shares outstanding       28,780,028        10,008,950        29,395,630        24,704,850

 Net loss per share                                     $     (0.13)      $     (0.26)      $     (0.04)        $   (0.03)

Incremental common shares (not included in denominator of diluted loss per share because oftheir anti-dilutive nature)

$1.00 warrants issued with private equity placements          5,500,000      --
$3.00 warrants issued in relation  to the financing agreement 1,500,000      --

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

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of October 31, 2004 and 2003, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $7,500,000 and $2,000,000, respectively, that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

The first Private Placement for $2million commenced in May 2003 provided that a further placement funding of $2million would be made available on similar terms if certain milestones were achieved. On January 12, 2004, the Company secured additional private placement funding with Bioaccelerate, Inc. for $2 million at $1.00 per share with an equal number of warrants exercisable at $1.00 per share and expiring January 2009. This private placement was completed on May 20, 2004. As of January 31, 2004, 516,667 shares and an equal number of warrants were sold. To comply with the forward split, the 516,667 shares of common stock and warrants sold in this round private placement have been increased by 258,333 shares and warrants at no cost. During the quarter ended April 30, 2004, 870,000 shares of common stock, and an equal number of warrants, were sold in this round of financing. The placement closed on May 20, 2004 after a further 355,000 post split shares and an equal number of warrants were sold. A further 750,010 shares of common stock were issued upon conversion of debt on August 10, 2004. On August 11, 2004 the company issued 1,500,000 warrants for common stock at an exercise price of $3.00 on consummation of a $4 million facility agreement.

NOTE 3 - COMMITMENTS

The Company leases its office facilities in New York and London from a related party for aggregate monthly rents of approximately $7,500 on a month-to-month basis.

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

On August 11 2004 the company completed a senior secured credit facility with Bioaccelerate Inc which provides for an up to $4million
Loan facility to the company. As an inducement to provide the facility the company granted Bioaccelerate Inc 1,500,000 options at an exercise price of $3.00, with anti dilution and other customary adjustments, expiring five years from completion of the facility.

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

On February 11, 2004, the Company announced it had entered into an agreement with Ehrreich Consulting Co., for FDA application and approval process services for some of the Company's MSD and dermatological product candidates.

LI 401 Periodontal Disease - On February 5th 2004 the Company signed terms to enter into an exclusive co-development and licensing agreement with DMI Biosciences Inc, of Colorado, USA to develop a compound LI 401, for the treatment of gingivitis and periodontal diseases. The full agreement for LI 401 was signed on July 18 2004.

LI 316 Male Fertility - On May 17th the company announced its discovery that the two compounds involved in this product had proven to offer wider opportunity for development than previously understood. In particular the applications in the area of artificial insemination foragricultural use were potentially attractive and the company is launching projects in this area in the belief that the final product may increase control over the motility or lack thereof in a bovine sperm sample. The internal laboratory program has clearly identified that there are potential opportunities to enhance sperm yield and productivity in the industry and early discussions with possible development partners has begun.

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

On 22 November 2004 the Company filed on behalf of Stegram Ltd additional patents covering the research outcomes on mode of action for compounds, carried out on the project for the cellulite condition, under the license agreement for LI 303

MALE SEXUAL DYSFUNCTION

The Company's male sexual dysfunction product portfolio includes two primary compounds: LI 301 for premature ejaculation and LI 316 for Male Fertility Enhancement.

LI 301 Premature Ejaculation - On March 23, 2003, the Company entered into a Co-Development Agreement with DMI BioSciences, Inc. of Colorado, USA, to jointly develop and commercialize product(s) comprising or utilizing the compound family LI 301, for the delay of ejaculation in humans. The Company has the exclusive international rights to develop, market and distribute LI 301 and any subsequent compounds related to the delay of ejaculation in humans. Phase II(a) doubleblind, randomized, crossover trials were successfully completed in Utrecht, Holland. Thirty (30) couples participated and Kendle International BV, acted as the Company's CRO. LI 301 will be an orally bio-available compound delivered in a fast melt mechanism with taste masking enabling it to be taken anytime without water. It has a novel mode of action combining both the light effect of a Selective Serotonin Reuptake Inhibitor ("SSRI") and u-opioid. LI 301 is active in the system for up to seven hours once administered, enabling patients to relax and partners to feel unpressured by time limitations. The Company anticipates entering a partnership in the later stages of development andbelieves the data pack from the Phase II trails will provide added value to this process during fiscal year 2004.

A definitive dose ranging clinical trial of significant size commenced in Q3 2004, in the Netherlands under the supervision of Kendle International the contract research organization. At the point of completing this filing the trial has been recruiting couples and the program is progressing according to plan. Completion of the dosing phase of the trial will be in the first quarter of 2005 assuming the present rates of recruitment and levels of participation remain as they have to the end of November. The Company intends to commence Phase III clinical studies late in calendar year 2005.

LI 316 Male Fertility Enhancement - On July 1, 2003, the Company entered into a Co-Development Agreement with Queen Mary and Westfield College, University of London ("QMUL"), for a three-year program to isolate and license suitable elements of research and development into novel treatments for male infertility. Two product candidates designated LI 316(a) a sperm inhibitor and LI 316(b) a sperm stimulant, have been isolated. Work progressed to the point that three clear development objectives were defined and negotiations began on license arrangements for product candidates identified under the Co-DevelopmentAgreement. Final licensing agreements for LI 316(a) and LI 316(b) product candidates were signed.

Work continues under the laboratory development program, moving the project forward in two of three projected development areas as planned, and providing the foundation for the third area of product development. Each product candidate -- LI 316(a) sperm inhibitor and LI 316(b) sperm stimulant, are applicable in distinct areas of male fertility enhancement. The three development areas are as follows:

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

Laboratory work conducted under the first development area , Bovine artificial insemination has already demonstrated the positive effect of LI 316a sperm inhibitor in stopping and holding safely in suspended animation bovine sperm that can then be rejuvenated by intervention with LI 316b stimulator at a later time. During the first quarter of 2004 this work has continued in partnership with a major commercial Artificial Insemination group active in the European and United States markets progressing the plans to run clinical trials during the second quarter of fiscal 2004. Laboratory results at QMUL have indicated that the product could both increase the yield of healthy semen surviving storage, transit and handling from bull to cow, as well as potentially providing more flexibility of time to work with the sperm in relation to cows coming into estrous. This aspect of the LI 316 development project is projected to provide early license income in the next eighteen to twenty-four months. The planned trials with an external laboratory were delayed by some weeks due to practical issues of access time and are now expected to commence with a laboratory exercise in February at the semen farm.

This is designed to confirm that the findings from QMUL laboratory research remain applicable in the live environment, prior to moving to field trials subject to the success of this first stage laboratory programme.

Laboratory work conducted under the second development area demonstrated the initial positive effect of LI 316(a) sperm inhibitor in stopping and holding safely in suspended animation human sperm that can then be rejuvenated in intervention with LI 316(b) stimulator at a later time. Initial indications were strong that the performance is very similar in human and bovine sperm. Further work has been done to confirm these common characteristics over the last quarter and clinical participation will now be followed up with two London-based fertility clinics base onthe additional confidence and findings of this program. It is expected that the compounds can provide in vitro fertilization clinicians greater flexibility and the benefit of using natural products in the process of handling the sperm and carrying out fertilization of eggs in vitro.
Further development of the product into a fertility enhancement for couples struggling with the problems of sperm motility and related issues will be a progression from the foundation laid during year ended January 31, 2004. A working research relationship and practical handling arrangements are being sought with suitable clinical partners in London and a further site is to be sought in the USA for a fertility clinic willing to participate in the research and to assist in dealingwith the ethical issues involved in the use of human sperm samples for any clinical trial process. It is expected that establishing arrangements and the right environment for effective research work on this aspect of the LI 316 product's capability will involve most of the next quarter. During the quarter to July 04 the work on the human area continued in the laboratory to underwritethe initial findings in common with animal results. In addition the basis of a forward plan for this aspect of the work was created in greater detail for the next two years development. This will be reviewed and implemented early in theNew Year.

DERMATOLOGY

The Company's Dermatology portfolio includes four (4) primary compounds: LI 312 for Psoriasis and Atopic Dermatitis, LI 412 for Eczema Itch, LI 303 for Cellulite and LI 236 for Anti-Aging.

LI 303 Cellulite - On July 7, 2002, the Company entered into a Co-Development and Licensing Agreement with Stegram Pharmaceuticals Ltd., a UK-based early stage drug development company, for the joint development and exclusive international license of LI 303 as a prescription product for the treatment of cellulite. Technical information covered under the agreement, includes application of a number of compounds for the treatment of cellulite with laboratory work carried out in the UK and United States. The co-development program led to the selection of LI 303 as the lead compound group, and further development of the supporting data on mode of action, as well as other performance and design factors including dose indications. Results demonstrated interesting and exciting characteristics for topical application, leading to an extension of the laboratory work to determine the full range of biopharmaceutical activity for the LI 303 compound.

During the second quarter the extended program scheduled for completion in 2004 reached a significant stage with completion of the laboratory results from the work on a number of compounds enabling the targeting of two key ones to take forward in development. One, a therapeutic switch, offers shorter term opportunity for development on a solid product history from other conditions while the other, a new chemical entity, will require longer terms development and confirmation of its suitability for regulatory approval in the longer term.

Initial work will focus on the development of the therapeutic switch for a topical formulation to be applied in a proof of principle Phase IIa trial. Advice on a strategy for the protection of intellectual property was taken during the last quarter and planning of further clinical work was undertaken too. The last quarter saw the final compilation of materials, search results and the writing of intellectual property protection based upon the significant results concerning the unique combination mechanism of action discovered. Preparation for filing of one of two resulting patents was completed the second following early in the next quarter. In addition it was decided the project team should work closely with the very experienced Leeds General Hospital, Department of Dermatology in the establishment of initial trials in humans in 2005 and to submit the final pre-clinical test plan for quotation to a selection of contract research organizations.

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

The planned process of formulation and manufacture, led by DMI Synthesis Ltd a UK subsidiary of DMI Biosciences has been progressing during this and the last quarter in resolving issues arising from inconsistencies in raw material sources and consequent issues arising in manufacture of product for trial. Delays have occurred in the planned development program at this stage and as a result additional assistance has been sought to enable manufacturer with experience consultants in formulation in this field. It is believed as we end the quarter that we now have the answers to resolve the issues and are making forward progress once again. However the interference of seasonal holidays in the last quarter will mean the manufacturing program will commence in earnest in the New Year. However, meanwhile it is becoming apparent from the lessons learned in the resolution process that there will now be opportunities to recover some time during the coming weeks. These gains will be clarified in the last quarter.

LI 412 ECZEMA ITCH - The LI 412 compound is derived from work carried out by the Company and is unencumbered by a license agreement. On April 15, 2004, the Company entered into an agreement with SoleRx LLC, a developer of proprietary therapeutic candidates for dermatology inflammation, to advance the development of product candidates in the Company's LI 412 group of compounds for the treatment of urticaria itch. During the first quarter issues of protection of intellectual property were researched and a strategy going forward defined while the planning of the process for reformulation and development of a proof of concept trial plan was also continued. The program for the last quarter completed the planning stage and enabled the Company to define the development path and patent strategies with clarity. It is now planned to work closely in association with Leeds General Hospital Dermatology Department in the UK to conduct Phase IIa clinical trials with the topical formulated product following formulation and manufacture in the first half of 2005. During the last quarter of this year the Company is sourcing formulation and manufacture quotations and preparing outline costs and plans with Leeds General Hospital.

LI 236 ANTI-AGING - On June 3, 2003, the Company entered into a Co-Development and Licensing Agreement with Stegra Pharmaceuticals Ltd., for the joint development and exclusive international license of LI 236 for the treatment of aging symptoms in skin, hair and sleep patterns. The LI 236 product candidate has been the focus of initial preparation for a development program scheduled to move forward during fiscal year 2004. During quarter one, meetings were held with the licensors and some key individuals with specific relevant science background for the condition. The input has been assimilated into the ongoing development plan and further advice on regulatory issues will be sought too. Thequarter to July 2004 saw the program under ongoing planning and review for implementation. Priorities in the other ongoing projects have meant this program has progressed little further during the last quarter, as expected and will not see substantive activity until early next year when resources will be focused on the implementation of the initial program to formulate product in preparation for initial trials.

LI 401 PERIODONTAL DISEASE - On February 5th 2004 the Company signed terms to enter into an exclusive co-development and licensing agreement with DMI Biosciences Inc, of Colorado, USA to develop a compound LI 401, for the treatment of gingivitis and periodontal diseases. The first quarter of 2004 saw arrangements confirmed in principle with a major UK dental school, the University of Bristol Dental School. In the second quarter a CRO, Chiltern International Limited was appointed following a selection process, to assist in management of the program under the new regulatory controls of the European Clinical Trials Directive.

A number of manufacturers were approached during the last quarter to source a suitable level of experience and knowledge of the area required for this type of product. In addition supply of materials was a focal point for the project team. Meanwhile, according to plan during the last quarter the details of the protocol for clinical trial were finalized and reviewed with contract research bodies and the Dental School who is going to run the trials. I addition terms and timetables were negotiated with the Dental school.

As a result the trial process began and an announcement to that effect was made by the Company on September 14, confirming that the trials were expected to be completed during early 2005. As the quarter ended preparation was complete but for the manufacturing and stability testing stage such that the trials remain on target for completion as planned.

DIVESTMENT & OUTLICENSING

For year ending January 31, 2004, the Company elected to divest product candidate LI 226 for Arthritis and out-license LI 247 for Depression.

LI 226 Arthritis - On November 27, 2002, the Company entered into a Licensing Agreement with Kingston Scientific Partnership, for the exclusive license of LI 226 for the treatment of arthritis. It was anticipated that during fiscal year2004, the LI 226 compound for the treatment of Arthritis will be divested to a suitable target, reflecting the decision to focus the Company's resources on the key areas of Skincare and MSD. During the first quarter ended April 30, 2004, no further expenditure or development time was made on the LI 226 compound and discussions were held with the licensor resulting in the rescinding of the license agreement back to Kingston at no further cost to either party.

LI 247 Depression - On March 21, 2003, the Company entered into a Licensing Agreement with CLL Pharma S.A., of Nice, France, for the exclusive license of LI 247 for the treatment of depression. It is anticipated that during fiscal year2004, the Company will continue to seek a suitable sub-licensee to take this product to market from the present stage of readiness where a bioequivalence trial will be required to complete the clinical program. During the first quarter ended April 30, 2004, no further expenditure or development time was made on the LI 247 compound.

LI 401 Periodontal Disease - The final agreement for the joint development of this compound, for treatment of gingival activity by means of a medicated mouthwash, with DMI Biosciences was signed in July providing Enhance with an exclusive global arrangement based upon milestone payments and royalties over the life of the compound and derived products.

COMPANY STATUS

The Company continues to make significant progress in developing its product portfolio, and has multiple products in clinical trials with other compounds following on in development. In addition the agreed merger with Ardent Pharmaceuticals will bring the advantages of CNS and Urology products as well as follow on compounds from the unique Delta receptor compound library the company has been developing. Initial discussions held at the negotiation stage of the merger were expanded to consider in some detail how the shape of the future pipeline will look when it emerges on completion of the merger in the last quarter of the year.

We have continued to incur losses as expected during this emerging stage. We anticipate that the success of our immediate product development strategy will permit us to further develop our other products and potential products currently in our portfolio.

A major element of the Company's product development strategy has been the use third-party or contract research organizations ("CROs") to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA and EMEA regulatory review and approval processes, and to manufacture and distribute any FDA and EMEA approved products. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively. However consideration will be given to opportunities to strengthen the resources and portfolio in certain areas that may prove viable commercially and add value to the overall business in the future. This has been demonstrated by the Company's merger agreement with Ardent Pharmaceuticals which will result in the acquisition of early stage chemistry and pharmacology resources as well as some clinical expertise and business development skills. This will be based in the development site Ardent currently occupy in the Research Triangle and represents a consolidation of our vision for the company by providing those early stage resources to underpin continuing use of contracted services for later stage clinical development work in all products.

The reader should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among otherthings:

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

RESULTS OF OPERATIONS

On August 11, 2004, the company and privately-held Ardent Pharmaceuticals Inc. ("Ardent") executed a definitive merger agreement. Ardent, based in North Carolina's Research Triangle, has an extensive drug research and development pipeline that includes a number of pre-clinical and clinical stage drug candidates in the areas of moderate to severe pain, urinary incontinence, premature ejaculation, depression, and cardio protection. The merger is expected to be consummated in the Fall of 2004. As a consequence of the transaction, Ardent will become a wholly-owned subsidiary of Enhance. Upon consummation of the merger, holders of Ardent securities will own, on a fully-diluted basis, approximately forty-five percent (45%) of the equity interest in Enhance, and Enhance's current stockholders will own approximately fifty-five percent (55%) of the equity interest in Enhance. The merger is subject to approval by the shareholders of Ardent and satisfaction of customary terms and conditions.

During the third quarter ended October 31, 2004, work continued on the product development programs as planned and the individual items are detailed below. In the nine months ended October 31, 2004, compared to the nine months ended October 31, 2003: General and administrative expenses increased from $709,896 in the nine months ended October 31, 2003, to $1,519,509 in fiscal 2005. The main reason for the increase was the increasing of scale in certain development activities within the Company's infrastructure to support its planned growth. Such costs were primarily consulting fees, in particular for regulatory, licensing and patent advice.

Research & Development expenses for the nine months ended October 31, 2003, were $1,032,830 compared with $2,068,017 in the nine months to October 31, 2004 The majority of these expenses were in connection with the development of several of our product candidates, in particular the compounds, LI 316 a & b for fertility, LI 312 for psoriasis and severe atopic dermatitis, LI 303 for cellulite, and LI 412 for eczema itch.

As a result of the continuing expenditure on research and development of the company and its products the cumulative loss from operations since inception increased to $7,500,846

Liquidity & Capital Resources - A $4million credit facility was agreed with Bioaccelerate, Inc on August 11, 2004.. The Company will be using these funds to maintain the pace of development of its lead products. This investment has enabled the Company to achieve significant milestones in its lead development programs over the last twelve months. These included completing and reporting on a Phase II(a) trial in premature ejaculation and preparing to move to a definitive dose ranging trial commencing late in 2004. We believe this further funding will be sufficient to support our business plan until longer term finance can be arranged.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended October 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On January 12, 2004, the Company secured an additional private placement with Bioaccelerate, Inc. for $2 million at $1.00 per share with an equal number of warrants exercisable at $1.00 per share and expiring January 2009. This private placement was completed on May 20, 2004. As of January 31, 2004, 516,667 shares and an equal number of warrants were sold. To comply with the forward split, the 516,667 shares of common stock and warrants sold in this round private placement have been increased by 258,333 shares and warrants at no cost. During the quarter ended April 30, 2004, 870,000 shares of common stock, and an equal number of warrants, were sold in this round of financing. The placement closed on May 20, 2004 after a further 355,000 post split shares and an equal number of warrants were sold. 755,010 shares of common stock were sold in a debt equity swop. On August 11, 2004 1,500,000 warrants for common stock were issued upon consummation of a $4million credit facility.

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

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      September 1, 2004 Item 2.01 Acquisition or disposal of assets. The company announced the execution of a definitive merger agreement with Ardent Pharmaceuticals Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        /s/ Christopher Every
                                        ----------------------------------------
                                        Christopher Every
                                        Chief Executive Officer
                                        December 13, 2004