Form 10KSB
period 2004-12-31
ENHANCE BIOTECH INC
filed 2005-07-05
CIK 1124077

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
   [_] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

 [X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

      For the transition period from February 1, 2004 to December 31, 2004

                        Commission file number: 000-31653

                              ENHANCE BIOTECH, INC.
                 (Name of small business issuer in its charter)

           Delaware                                              95-4766094
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

631 United Drive, Suite 200, Durham, NC                             27713
---------------------------------------                           ---------
(Address of principal executive offices)                          (Zip Code)

                                 (919)-806-1806
                             ----------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None. Name of each exchange on which registered:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer had no revenues for its most recent fiscal year.

As of May 31, 2005 the issuer had 55,627,931 shares of common stock outstanding.

Based on the average of the closing bid and asked prices of the issuer's common stock on May 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $23,857,706.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

Item 1.     Description of Business                                         4
Item 2.     Description of Property                                         32
Item 3.     Legal Proceedings                                               32
Item 4.     Submission of Matters to a Vote of Security Holders             32
Item 5.     Market for Common Equity and Related Stockholder Matters        32

PART II

Item 6.     Management's Discussion and Analysis or Plan of Operation       33
Item 7.     Financial Statements                                            38
Item 8. Changes in and Disagreements with Accountants on Accounting 54 and Financial Disclosure
Item 8A     Controls and Procedures                                         55
Item 8B     Other Information                                               55

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; 56 Compliance with Section 16(a) of the Exchange Act
Item 10.    Executive Compensation                                          60
Item 11. Security Ownership of Certain Beneficial Owners and Management 62 and Related Stockholder Matters
Item 12.    Certain Relationships and Related Transactions                  64

Item 13.    Exhibits                                                        64
Item 14.    Principal Accountant Fees and Services                          65

SIGNATURES                                                                  66

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

PART I

ITEM 1- DESCRIPTION OF BUSINESS

The Company

Enhance Biotech, Inc. ("Enhance") acquires, develops and seeks to commercialize drugs primarily to treat Lifestyle disorders. Our drug pipeline consists of thirteen products and focuses on three of the seven major segments in the Lifestyle drug market: Urology (including Male Sexual Dysfunction ("MSD")), Dermatology and Central Nervous System ("CNS") disorders.

Enhance's lead Urology product targets Premature Ejaculation ("PE"), which is recognized as potentially the most widespread indication in MSD. The disorder affects as much as 29% of the adult male population and represents a potential $6 billion market, according to Reuters Business Insight. We are also developing products to treat Urinary Incontinence ("UI") and enhance Male Fertility. In Dermatology, we are developing treatments for Cellulite, Atopic Dermatitis/Psoriasis, Eczema/Itch and Anti-Aging. In the CNS area our lead product in Pain is presently undergoing a feasibility study, which, if successful, may lead to a full license with ALZA Corporation ("ALZA"), a wholly owned subsidiary of Johnson & Johnson. We are also developing unique acting compounds in Depression and Parkinson's Disease that we will seek to license at a similar stage of development.

Reuters Business Insight projects the Lifestyle segment of the global Lifestyle drug market will grow from $22.9 billion in 2002 to approximately $32 billion in 2008. Demographic trends indicate sustained demand for Lifestyle drugs, including a large aging population, growth in disposable income, increased consumer health awareness and direct-to-consumer marketing. We believe our drug portfolio is poised to take advantage of three of the most potentially lucrative segments of that market.

Business Strategy

Large pharmaceutical companies need additional drugs of substantial market potential to fill depleted development pipelines, particularly since in many cases their lead products will soon be losing patent protection and internal development may fail to keep up with commercial demand for innovation. Increasingly those companies seek to fill that gap by in-licensing drugs at the middle to late stages of development as well as acquiring compounds at an earlier stage. In-licensed Phase III products accounted for more than 30% of the in-licensed agreements made by large pharmaceutical companies in 2002, according to Reuters Business Insight and they believe that this trend will continue to grow.

On December 20, 2004 Enhance acquired Ardent Pharmaceuticals, Inc. ("Ardent"), a private drug discovery and development company based in Durham, North Carolina. Following the acquisition and the resultant expansion of the portfolio, Enhance will continue our prior strategy of in-licensing later stage products, but we now also have the ability to develop unique new chemical entities ("NCEs") in selected areas of our portfolio through the delta receptor development engine and compound library recently acquired from Ardent.

Enhance uses a broad network of relationships forged in academia, medical research centers and industry to in-license or acquire promising early-stage compounds and existing marketed compounds that can be reformulated or otherwise used for new indications. We rely upon these relationships and a product development network to accelerate the time it takes for new compounds to reach the proof of concept efficacy clinical trials after which a drug is most attractive to large pharmaceutical companies.

We enter into development, marketing and partnership agreements with contract research organizations ("CRO's"), contract laboratories, industry experts and pharmaceutical companies to develop, test and seek regulatory approval for our drug candidates. By relying primarily upon contracts with third parties for preclinical and clinical development rather than doing that work in-house, we are able to maintain a limited and less costly infrastructure, particularly as compared with large pharmaceutical companies. Our management believes that this streamlined operating strategy has created an efficient and cost-effective route from early-stage clinical development to a commercial product.

Some industry estimates show typical NCE development budgets of $500 million or more while clinical development budgets for post-patent expiration reformulations usually pursued by us generally range between $10 million to $50 million. We will continue to advance our clinical development strategy, balancing in-licensing and reformulations with NCE development, when appropriate, from our delta receptor compound library. Our management believes that a strategic combination of virtual resources and in-house early-stage R&D resources can create a cost-effective path to market for drugs that can compete very favorably with traditional development routes.

We plan to continue our strategy of managing risk and operating expenses by focusing our resources on developing our Urology and Dermatology products while seeking early stage licenses or partnerships for our CNS and Other products. As appropriate, we will also continue looking for additional new compounds and reformulation opportunities through our delta receptor research and our network of relationships.

Company Background

We were incorporated in Delaware on June 7, 1999 as Becor Communications, Inc. On February 6, 2003 Becor agreed to acquire Enhance Lifesciences, Inc. ("ELSI"), a privately held Delaware company. As part of the acquisition, effective March 27, 2003 Becor Communications, Inc. changed its name to Enhance Biotech, Inc. Under the terms of the agreement, Enhance Biotech (formerly Becor Communications, Inc.) acquired 100% of all the outstanding shares of ELSI in exchange for 14,516,000 shares, or 90%, of Common Stock of Enhance Biotech. The exchange was based upon a ratio of one (1) share of ELSI for every 0.7258 shares of Enhance's stock. On April 29, 2003, Enhance Biotech completed the acquisition, and ELSI became a wholly owned subsidiary of Enhance.

In February 2003, we entered into an agreement with Jano Holdings Limited ("Jano"), a related party, to provide up to $1 million in funding. In addition, we granted Jano 5-year warrants to purchase 1,000,000 shares (1,500,000 post split) of our Common Stock at $1.00 per share. On May 6, 2003 Bioaccelerate Inc. ("Bioaccelerate"), another affiliate, took over the Jano credit facility, assumed all of Jano's responsibilities and was assigned Jano's warrants.

On November 3, 2003, the Company completed a $2 million private equity financing through the sale to Bioaccelerate of 2,000,000 shares of Common Stock and 5-year warrants to purchase 1,333,333 shares (2,000,000 post split) at $1.00 per share. These funds have been used to accelerate the development of the Company's lead products. Bioaccelerate had the right to repeat the investment within 12 months on identical terms.

Effective January 29, 2004, the Company 1) increased the number of authorized shares of its Common Stock to 75,000,000 and authorized 25,000,000 shares of preferred stock and 2) enacted a 1.5 for 1 forward split applied to all the Common Stock and warrants outstanding as of that date. All share and warrants amounts in these financial statements have been retroactively restated to reflect this forward stock split. As a result of the forward split, as of that date we had 21,774,000 shares of Common Stock outstanding.

Bioaccelerate invested a further $2 million in a private equity financing consisting of three tranches of funds from December 2003 to May 2004. For the amounts received of $775,000 on December 16, 2003, $870,000 on April 3, 2004 and $355,000 on May 31, 2004. Bioaccelerate received 2,000,000 shares of Common Stock and 5-year warrants to purchase 2 million shares (post split) at an exercise price of $1.00 per share.

In August of 2004, Bioaccelerate purchased an additional 775,010 shares of Common Stock at $1.00 per share.

On August 11, 2004 we completed a senior secured credit facility with Bioaccelerate for loans of up to $4 million. As an inducement for Bioaccelerate to provide the credit facility, we granted Bioaccelerate 5-year warrants to purchase 1,500,000 shares of Common Stock at an exercise price of $3.00 per share. As of December 31, 2004, the Company had drawn down $1,442,000 of the facility.

On August 11, 2004 Enhance and Ardent executed and delivered an Agreement and Plan of Merger (later amended, the "Merger Agreement"). Under the terms of the Merger Agreement, Enhance acquired the privately held Ardent through the merger of Ardent Acquisition Corp. (a wholly owned subsidiary of Enhance), with and into Ardent. Except for certain "Excluded Shares" and "Contingent Fee Shares", upon the conclusion of the merger, on a fully diluted basis, Enhance shareholders owned approximately fifty-five percent (55%) and the former Ardent securities holders owned approximately forty-five percent (45%), of the Common Stock of Enhance. The merger subsequently closed on December 20, 2004, and Ardent became a wholly-owned subsidiary of Enhance. As part of the acquisition Bioaccelerate agreed to extend an additional $2 million senior secured credit facility to Ardent on terms similar to the August 11, 2004 facility provided to Enhance.

48,420 shares that were issued to Bioaccelerate were cancelled at year-end to conform with the holdings outlined in the Merger Agreement.

On February 22, 2005 we began utilizing a monthly draw down of the Ardent senior secured credit facility with Bioaccelerate for loans up to $2 million which came into effect January 1, 2005. As an inducement for Bioaccelerate to provide the credit facility, we granted Bioaccelerate warrants to purchase 750,000 shares of Common Stock at an exercise price of $3.00 per share. These options expire January 1, 2009.

Enhance's Product Pipeline

Our pipeline includes thirteen products under development in three main groups, Urology, Dermatology and CNS. A fourth group of Other products is intended to be out-licensed. Our products include both NCEs and reformulations of existing marketed compounds.

The following table summarizes our development programs and status:

----------------------------------------------------------------------------------------------
PRODUCT PIPELINE
----------------------------------------------------------------------------------------------

INDICATION                              PRE-CLINICAL      PHASE I      PHASE II      PHASE III
----------------------------------------------------------------------------------------------
UROLOGY

Premature Ejaculation: LI-301
Urinary Incontinence: DPI-221

DERMATOLOGY

Callulite: LI-303
Eczema/Itch: LI-412
Psoriasis: LI-312
Cortisol Management Anti Aging: LI-236

CNS

Pain: DPI-125
Parkinson's Disease: DPI-290
Depression: DPI 289

OTHERS

Cardioprotection: ARD-353
Periodontal Disease: LI-401
Fertility - (Human): LI-316 (a)
Fertility - (Animal): LI-316(b)
----------------------------------------------------------------------------------------------
Table indicates the Phases the development programs are in for each product
----------------------------------------------------------------------------------------------

Note: For therapeutic switch products components of the development pathway can be attenuated. For our therapeutic switch programs in Cellulite and Itch, the Phase I/II studies will include a brief Phase I component to measure the systemic effect of the topical mode of administration prior to a rapid progression to Phase II.

"Pre-Clinical" refers to the series of tests performed on animals after a lead molecule has been identified. Basic pharmacology is completed in this phase. The toxicology required for human testing may be ongoing or completed. Primary and secondary manufacturing of the active compound and the method of drug delivery, respectively, will be established during this time. Human testing is expected to occur between 12 and 18 months. Pre-clinical tests must be completed successfully before an Investigational New Drug application ("IND") can be submitted to the FDA.

"IND" refers to the preparation of an IND application, the process by which a drug is submitted to the FDA to receive approval for human testing.

"Phase I" refers to the stage in which compounds are tested for safety, maximal tolerated dose and pharmacokinetics in volunteers without the disease.

"Phase II" refers to the initial stages of compound testing in patients with the disease or symptoms of interest for ultimate New Drug application ("NDA") approval and labeling. This stage first demonstrates the compound's efficacy and dosing range and expands the safety profile.

"Phase III" refers to the rigorously controlled test of a new drug in a large population of patients with the disease. After the successful conclusion of Phase III clinical trials, an NDA is filed with the FDA for approval to market the drug.

Therapeutic switch programs may have reduced requirements at some or all phases of development due to the history of use and established safety profile of the compounds.

Enhance Products in Development

One objective of Lifestyle drugs is to treat conditions that are non-life threatening yet may have a detrimental effect on people's confidence and lives generally. Frequently these conditions fall into areas that one might consider socially sensitive. On a personal level, these conditions can affect the sufferer's physical and psychological well-being, and can cause considerable discomfort when left untreated. Over recent years, recognition of this class of drug has led to acceptance within the medical profession of the need to treat conditions that were previously ignored. This has been clearly demonstrated by doctors' response to products such as Viagra for erectile dysfunction or Propecia for hair loss. The number of major pharmaceutical companies developing drugs for, and the resources dedicated to, this sector demonstrate the industry's belief in the potential for profit. According to Reuters Market Reports on Lifestyle drugs, more than $20 billion has been spent in the past 10 years to develop drugs to treat Lifestyle conditions.

Urology Products

The Sexual Dysfunction marketplace is currently valued at $11.5 billion, according to Reuters Business Insight. Our lead PE compound, LI-301 is currently undergoing Phase II dose-ranging trials. We are also developing an NCE from the delta development engine as a follow on PE product.

LI-301 Premature Ejaculation

On March 23, 2003, the Company entered into a co-development agreement with DMI BioSciences, Inc. ("DMI") to jointly develop and commercialize product(s) comprising or using the compound family LI-301 for the delay of ejaculation in men. LI-301 is a reformulation of an existing marketed compound into an orally bio-available fast melt form with pleasant mint taste masking which can be taken without water as and when required. It has a novel mode of action that combines the low-level effect of a Selective Serotonin Reuptake Inhibitor ("SSRI") and a mu-opioid. LI-301 takes effect within 45 minutes and remains active in the system for up to seven hours, enabling patients to relax, free of pressure from time limitations.

Market Opportunity. Industry experts estimate that as many as 29% of men worldwide will suffer with PE at some point in their lives. In the U.S. alone, the disorder will affect as many as 50 million men in their lifetime. Of the 49 drugs currently in clinical development for sexual dysfunction, only a few target PE. The most advanced PE product is an SSRI compound from Johnson & Johnson which has been submitted for approval by the FDA. This class of drugs has a well-documented side effect profile including potentially reducing libido. Several other SSRI products are also in development.

Status. Preliminary Phase II(a) double blind, randomized, single dose, crossover trials were successfully completed in Utrecht, Holland at the beginning of 2004. Thirty (30) couples participated and Kendle International BV acted as our CRO. A definitive Phase II dose ranging clinical trial of significant size is underway now in the Netherlands. Recruitment began in the last week of September and the first subjects were dosed in November 2004. Subject to the practical constraints of recruitment, subject selection and drop-out, the trial is expected to be completed and results available in the third quarter of 2005. With successful results from the ongoing Phase II study we will seek a larger pharmaceutical partner to assist in funding the Phase III studies planned for 2006.

Patents. Ownership, maintenance and upkeep of the patents on this compound are the responsibility of our license partner, DMI. The U.S. patent expires February 2017. Patents are pending in several major markets, including several European countries, Japan and Canada, as well as China, Mexico and South Africa, among others. We anticipate additional filings on formulation and delivery mechanisms if and when appropriate based on information generated through the development process.

Delta Receptor NCE - Premature Ejaculation

Current Status. Enhance has identified the importance of the delta receptor in ejaculatory physiology and has developed an animal ejaculation model. This research has resulted in the discovery of delta agonists that provide significant dose-dependent inhibition of the ejaculatory response. We will continue testing these compounds to identify a lead candidate in conjunction with the development of LI-301, the Company's lead product in the Urology group.

Urinary Incontinence

DPI-221 is a delta receptor NCE being developed by the Company as a new treatment for urge and mixed UI with a novel mechanism of action.

Market Opportunity. UI is a common illness, particularly in the rapidly growing elderly population. It is defined as the uncontrollable loss of urine from the bladder and is the primary cause of institutionalization of the elderly. UI remains a significantly under-diagnosed and sub-optimally treated disease. According to Decision Resources, of the 15 million significant urge and mixed UI cases in the US only about 20% receive proper diagnosis and only about 10% actually receive pharmacological treatment.

The anticholinergic agents Detrol(R) and Ditropan XL(R) dominate the pharmacological treatment for UI. According to IMS Sales Review, U.S. sales of these agents, which are used only for urge and mixed UI, exceed $1 billion. Many patients are unable to tolerate the side effects associated with these anticholinergic drugs. Efficacy is also sub-optimal as both agents reduce but do not eliminate incidents of UI.

Current Status. Enhance has identified DPI-221 as its lead compound for UI, has completed pre-clinical studies, and intends to file an IND application and complete Phase I clinical trials during 2005.

Dermatology Products

The market for dermatological treatments is currently worth $8.6 billion and, spurred by medical advances, is expected to grow over the next five years, according to Reuters Business Insight. The U.S. accounts for 45% of the global Dermatology market. The Company's portfolio includes the following compounds:
LI-303 for Cellulite; LI-312 for Psoriasis and Atopic Dermatitis; LI-412 for Eczema/Itch; and LI-236 for Anti-Aging.

LI-303 Cellulite

On July 7, 2002 the Company entered into a Co-Development and Licensing Agreement with Stegram Pharmaceuticals Ltd. ("Stegram") for the joint development and exclusive international license of LI-303 as a prescription product for the treatment of Cellulite. LI-303 is a therapeutic switch of an ethisterone derivative used in high oral doses for breast fibrosis, endometriosis and fistula. This product is being reformulated to target Cellulite and the "vanity pharmaceutical" sector where products such as Botox have seen success.

Market Opportunity. The market for Cellulite treatments ranges from simple and ineffective cosmetics to surgical treatments. In the U.S. this market exceeds $3 billion a year and parallels similar spending in Europe. At least 40% of women over the age of 35 suffer with Cellulite. There is no product available that has been clinically approved by the FDA to treat this condition.

Status. LI-303 is currently being formulated into a topical formulation for pre-clinical and clinical studies. We intend to complete formulation and pre-clinical testing during 2005 and commence clinical studies in early 2006. As a therapeutic switch product, we believe components of the development pathway can be attenuated. For LI-303 the Phase I/II studies will include a brief Phase I component to measure the systemic effect of the topical mode of administration prior to a rapid progression to Phase II. We believe the history and record of use for this existing agent will reduce the clinical trial requirements for this new indication and allow a more rapid path to approval than an NCE at a similar stage of development.

In addition to LI-303 we have discovered a follow-on NCE with a similar structure and mechanism of action. We are working to confirm the pre-clinical safety and efficacy of this new compound prior to initiating toxicology and other IND related studies.

On July 30, 2004 we announced that pre-clinical research into LI-303 and follow on compound demonstrated a unique combination mode of action for treating Cellulite. This new data helps to explain the molecular basis for the promising cosmetic effects reported in anecdotal and early-stage research and differentiates the compound from current available treatments. We believe the findings from these studies will form the basis for additional intellectual property for this condition. In addition there may be promising possibilities as a topical treatment in other more severe dermatologic conditions.

Patents. Our license partner, Stegram, will file, prosecute and maintain all of the patents that are the property of Stegram. We will bear all the patenting expenses related to the filing, prosecution or maintenance of all patent and improvement licenses.

LI-412 Eczema/Itch

LI-412 is a therapeutic switch of an existing compound with a long history of use in oral doses. We are developing a topical formulation for the treatment of Eczema and Itch. LI-412 is designed to influence the neural pathways that transmit the urge to itch.

Market Opportunity. Scratching often exacerbates the unpleasant effects of allergy, hives and Eczema and increases both irritation and the risk of infection. According to the Scrip Report on Psoriasis, the Eczema market is forecast to grow to $2.7 billion by 2007. As many as 60% of sufferers fail to receive diagnosis and increasing numbers of pediatric sufferers carry the condition into adulthood.

Status. We have a fee-based agreement with SoleRx LLC, a consultancy that develops proprietary therapeutic candidates for Dermatology indications, to provide input and assist in developing the product.

LI-412 is currently being formulated into a topical formulation for pre-clinical and clinical studies. We intend to complete formulation and pre-clinical testing during 2005 and commence clinical studies in early 2006. As a therapeutic switch product, we believe components of the development pathway can be attenuated. For LI-412 the Phase I/II studies will include a brief Phase I component to measure the systemic effect of the topical mode of administration prior to a rapid progression to Phase II. We believe the history and record of use for this existing agent will reduce the clinical trial requirements for this new indication and allow a more rapid path to approval than an NCE at a similar stage of development.

Patents. We have submitted a patent application for use of this product in Itch and for a topical formulation of this product.

LI-236 Cortisol Management (Anti-Aging)

On June 3, 2003, we entered into a Co-Development and Licensing Agreement with Stegram for the joint development and exclusive international license of LI-236 for the treatment of aging symptoms in skin, hair and sleep patterns. LI-236 is an oral formulation of an existing compound that inhibits the release of cortisol and manages the overall diurnal cycle of cortisol production. Human and animal trials have demonstrated the ability of this compound to modulate the cortisol cycle, which was seen to directly affect sleep patterns and the quality, thickness and general condition of skin as well as indicating additional potential to treat conditions including hypertension, weight gain and age-associated diabetes. We are targeting potential anti-aging effects on skin for the development of this compound.

Market Opportunity. The U.S. accounts for 45% of the global skin care market by sales. Anti-Aging prescription drug therapies are approaching a $1 billion market and are forecast to increase substantially as the media focus on Anti-Aging treatments intensifies and a larger percentage of the population reaches middle age. In the U.S., 83 million people are 50 years old or older.

Status. We have begun the initial stages of development planning for LI-236 focused on seeking experts with relevant experience and regulatory advice. Development activities will commence upon completion of the development plan.

Patents. Our license partner, Stegram, will file, prosecute and maintain all of the patents that are the property of Stegram. We will bear all the patenting expenses related to the filing, prosecution or maintenance of all patent and improvement licenses.

LI-312 Psoriasis / Atopic Dermatitis

On March 25, 2003 we entered into a Co-Development Agreement with DMI for the development and international marketing of LI-312, a naturally derived protein with the potential to treat a range of Dermatological conditions, including Psoriasis and Atopic Dermatitis. This NCE is being formulated as a topical treatment for these conditions. Early indications suggest minimal side effects compared with current treatment options.

Market Opportunity. The market for Psoriasis treatments is expected to grow from current sales of $500 million to sales of $5 billion over the next five years, according to Reuters Business Insight. They estimate the patient population to be 7 million in the U.S. and 14.5 million in Europe.

Status. We selected Covance Ltd. UK as the CRO for pre-clinical testing through to Phase I clinical trials. The testing is subject to the availability of the compound. To date we have been unable to develop a viable manufacturing process for this agent. While we continue to seek such a process we cannot guarantee a positive result. No progress can be made until such process is identified.

Patents. Ownership, maintenance and upkeep on the patents on the compound are the responsibility of our license partner, DMI.

CNS Products

Pain

DPI-125 is a mixed delta/mu receptor NCE being developed by the Company as a new treatment for moderate to severe pain with a novel mechanism of action. Enhance believes a mixed delta/mu compound such as DPI-125 has the potential to provide patients with similar analgesia to current mu opioid analgesics with reduced side effects such as respiratory depression, nausea and vomiting and addiction.

Market Opportunity. Millions of patients in the U.S. experience short-term moderate-to-severe pain in surgical, emergency room and intensive care settings. Additionally, according to the American Pain Society, almost 10% of the U.S. population experiences chronic moderate-to-severe pain from cancer and non-cancer causes, such as arthritis or chronic back pain. As a result of several studies showing inadequate treatment of pain, the Joint Commission on Accreditation of Healthcare Organizations has mandated that all U.S. hospitals and healthcare facilities assess the adequacy of pain management for each patient. The American Pain Society subsequently declared pain to be the fifth vital sign for evaluation by healthcare providers.

Opioids with mu receptor agonist activity currently dominate the analgesic treatment of patients in emergency, hospital and perioperative settings. Morphine, fentanyl, oxycodone and other opioids provide strong analgesia, but also cause multiple, serious and restricting acute and chronic side effects including respiratory Depression, constipation, nausea and vomiting. These agents also have high addiction, dependence and abuse potential.

IMS Sales show the current market for acute injectable analgesics in the U.S. to be approximately $300 million in 2003. This opportunity is focused primarily on hospital use and includes intra-operative, post-operative, intensive care unit, emergency room, end stage cancer and office surgery pain. The market for chronic opioids in the US was approaching $4 billion, growing in excess of 30% per year. The leading products are OxyContin(R) (extended release oxycodone) and Duragesic(R) (fentanyl in a transdermal patch).

Current Status. Pre-clinical data for DPI-125 has shown the potential for reduced respiratory depression, vomiting and addiction. The Company filed an IND for DPI-125 and successfully completed a Phase I clinical trial with an intravenous ("i.v.") formulation. Ardent subsequently signed a feasibility study and license agreement for DPI-125 with ALZA Corporation (a division of Johnson & Johnson) in November, 2004.

In addition to the $1,250,000 option fee upon signing the agreement, we will receive further payments should ALZA exercise its option following feasibility studies, and will also be eligible for development milestone payments and royalties. We will also obtain the right to co-promote the i.v. product in the U.S.

Depression

DPI-289 is a selective delta receptor agonist NCE discovered by the Company and in development as a novel compound for the treatment of Depression.

Market Opportunity. Clinical Depression is one of the most common mental illnesses. According to the National Institute for Mental Health, almost 10% of the U.S. population suffers from Depression. According to Reuters Business Insight, the global antidepressant market was worth approximately $14.3 billion in 2002 and is forecast to expand to $18.3 billion in 2008. The market for Depression is currently divided between the SSRIs (branded as Prozac(R), Paxil(R) and Zoloft(R)), the neurostimulators such as Effexor(R), the older agents such as tricyclic antidepressants (imipramine or desipramine and others) and Wellbutrin(R) (buproprion). All available SSRIs, Wellbutrin(R) and Effexor(R) have stimulatory effects that can manifest as hyperactivity, sleep loss, increased seizure risk or other unwanted side effects on the central nervous system, or CNS. SSRIs may be associated with nausea, vomiting, headache and sexual dysfunction, but have a wider therapeutic window than the older agents. All of the currently available antidepressants require several weeks to manifest their active clinical effects. In addition, a variable but significant percentage of patients treated with SSRIs have an inadequate response to therapy. Agents that provide enhanced efficacy, a rapid onset of clinical antidepressant activity, and/or an improved side effect profile would be viewed as a major medical and commercial opportunity.

Current Status. DPI-289 has demonstrated efficacy in various pre-clinical models of antidepression. In these models, DPI-289 appears to have a more rapid onset of action as compared to fluoxetine (Prozac(R)). DPI-289 was selected as the lead compound for the Depression program for its efficacy and safety shown in these pre-clinical studies. We intend to make such investments in this compound as are necessary to attract and obtain a license with a larger pharmaceutical partner.

Parkinson's Disease

DPI-290 is currently the lead selective delta receptor agonist NCE discovered by the Company being pursued for the treatment of Parkinson's Disease ("PD").

Market Opportunity. PD, a chronic and progressive neurological condition, affects approximately 1.5 million people in the U.S. alone. While its cause is unknown, the symptoms of PD are primarily the result of degeneration of dopaminergic neurons, in the part of the brain that controls and modulates movement. Symptoms include limbs that tremble; slowness of movement; stiffness and rigidity of limbs and gait or balance problems. Current medical therapy for PD is based primarily around the replacement of the dopamine deficit through the administration L-DOPA with or without dopamine agonists. However, after 3 to 5 years of L-DOPA treatment alone patients develop motor fluctuations due to "wearing-off" of the therapeutic effect, "on-off" fluctuations in efficacy immediately after dosing, or most commonly, an "overshoot" of effect manifested as abnormal involuntary movements (dyskinesias).

Despite the growth of generic levodopa products, PD drug revenues grew approximately 20% to reach $1.7 billion in 2003, driven by the increasingly important role of the dopamine agonist class.

Current Status. Outside investigators have demonstrated that delta opioid agonists have significant effects in both rodent and non-human primate models of PD. Interestingly, even at relatively high doses behavior returned to normal levels but did not show the hyperkinesias associated with L-DOPA administration. We have identified DPI-290 as our potential lead compound based on its oral activity in our internal rodent models of PD. DPI-290 produced clear beneficial effects, alleviating the motor impairments of rats treated with reserpine or haloperidol, without the side-effect profile of dopamine replacement therapy. We intend to confirm our internal work by screening additional selective delta receptor agonists to see if we can find an improvement on DPI-290. We will then work with outside investigators to confirm our internal rodent activity in more definitive non-human primate models of PD.

Other Products Under Development To License

LI-401 Periodontal Disease

On June 18, 2004, we entered into a Co-Development and Licensing Agreement with DMI to jointly develop and commercialize products comprising or using LI-401 for the treatment of Gingivitis and Periodontitis in humans and animals. LI-401 is a therapeutic switch of a well established, off-patent compound that reduces inflammation by chelating copper and iron.

Market Opportunity. According to the U.S. Surgeon General's report, "Oral Health in America, 2000," most adults in the U.S. show some degree of periodontal pathology, with severe periodontal diseases affecting 14% of middle aged adults. Current treatments consist of tooth scaling and antibiotic therapies. While bacteria are known to be a causal factor in Periodontal Disease, it is now recognized that most of the damage caused by Periodontal Disease and Gingivitis is a result of the inflammatory response promoted by plaque bacteria, and not from the bacteria themselves.

Status: We have contracted with PDMS to manufacture compound sufficient for formulation development and clinical trials. We have also contracted with the University of Bristol Dental School in the UK to conduct an initial Phase IIa trial. We expect to commence this trial in late 2005. We currently intend to license this compound upon successful completion of Phase II trials.

Patents. A U.S. patent is applied for use of this product's active compound in oral care. Enhance will pay for filing and maintaining the patents covering this product which will continue to be held by DMI.

LI-316(a){Stimulant}, LI-316(b){Inhibitor} Human Male and Animal Fertility Enhancement

On July 1, 2003 the Company entered into a Co-Development Agreement with Queen Mary and Westfield College, University of London ("QMUL") for a three-year program to isolate and license suitable novel treatments for Male Infertility. Two product candidates were isolated as suitable compounds for further research and development. LI-316(a) stimulates sperm motility, increasing the possibility of successful fertilization. LI-316(b) stops and holds sperm in suspended animation, making it easier to manage the handling and manipulation of sperm in vitro and in vivo. Both products are synthesized from a naturally occurring, non-toxic compound found in mammals.

The Company is currently focusing its efforts primarily on veterinary applications for these compounds:

Artificial Insemination ("AI") of commercially farmed livestock. The treatment seeks to enhance the control and yield of sperm used for artificially inseminating livestock first by treating the sperm with LI-316(b) to stop and suspend sperm motility, then rejuvenating it later with LI-316(a). Doing so is expected to increase the yield and productivity of artificially inseminating livestock. The initial target is the bovine market; secondary markets include other commercially farmed livestock such as pigs and sheep.

Laboratory results have indicated that the product may both increase the yield of healthy semen surviving storage in frozen conditions, transit and handling from bull to cow and potentially provide more time flexibility working with the sperm for cows coming into estrus across a herd. This work has been monitored in partnership with a major commercial AI group active in the European and U.S. markets and is expected to progress to field trials in their cattle herds during 2005. If successful, we believe these field trials will provide a basis for partnering with commercial AI group(s) with the infrastructure to successfully market this compound.

We also have the potential to utilize this technology in humans:

Human IVF. Based on positive results in pre-clinical research on bovine sperm, LI-316(a) may have benefit as a naturally produced alternative to current man-made methods for transporting and using sperm for IVF in humans. The compound may be particularly useful when the method involves intracytoplasmic sperm injection (ICSI), which requires the extraction of the sperm's nucleus and its injection directly into the egg in vitro. Initial indications are that the performance of LI-316(b) as sperm inhibitor and LI-316(a) as sperm stimulator may be very similar in human and bovine sperm.

Fertility enhancement in human intercourse. The compound may enhance human sperm motility and improve the prospects of fertilization through sexual intercourse.

Market Opportunity. Infertility affects one in every six couples who are trying to conceive. In at least half of all cases of infertility, a male factor is a major or contributing cause. That means approximately 10% of all men in the U.S. suffer from infertility.

Status. On May 17, 2004 the Company announced its discovery that the two compounds in this product offer a wider opportunity for development than previously understood. The internal laboratory program has identified potential opportunities to enhance sperm yield and productivity in the agricultural industry. Applications for bovine artificial insemination, in particular, may be potentially commercially attractive and the Company is launching projects in this area. Trials designed to confirm that the findings from QMUL laboratory research also apply in the live environment will commence at a semen farm prior to moving to field trials.

For the human IVF trials, the Company is seeking suitable clinical partners in the U.S. and London in fertility clinics to participate in the research and assist with the ethical issues involved in the use of human sperm samples in a clinical trial.

Patents. Ownership, maintenance and upkeep of the patents on this compound are the responsibility of our license partner, QMUL.

Cardioprotection

The Company has identified ARD-353 as the lead selective delta agonist NCE for the Cardioprotection program.

Market Opportunity. Cardiovascular Disease is the leading cause of morbidity and mortality in the developed world. Cardiologists and surgeons have an array of mechanical and pharmacological treatments for patients with acute and chronic coronary insufficiency. Most of these approaches are intended to increase blood flow to the affected region of the heart. Advances in reperfusion treatments, such as angioplasty, and the use of thrombolytic drugs are improving the survival of patients with Myocardial Ischemia. There is still a significant need, however, for agents that minimize damage to ischemic cells in areas at risk during ischemic events.

The population for which a cardioprotective drug may be appropriate is potentially very large. On an acute basis, such a therapy may provide benefit as a pretreatment for patients undergoing surgical procedures who are at high risk of cardiovascular events. Decision Resources estimates that there are 340,000 patients undergoing Coronary Artery Bypass Graft and the 600,000 patients undergoing Percutaneous Transluminal Coronary Angioplasty yearly in the U.S. This approach may also provide benefit to patients with known Coronary Artery Disease that undergo non-cardiac surgery. An orally active agent may be useful in primary or secondary prevention of cardiovascular events in patients with chronic coronary artery disease who are at risk for myocardial infarction or sudden death.

Current Status. We are continuing to expand the pre-clinical studies showing the safety and efficacy of ARD-353 for Cardioprotection. We intend to make such investments in this compound as are necessary to attract and obtain a license with a larger pharmaceutical partner.

Product Divestment and Out-Licensing

We elected to divest LI-226, our arthritis product candidate, and out-license LI-247, our generic product for Depression, to focus resources in the key products of the pipeline.

LI-226 Arthritis

On November 27, 2002, we entered into a licensing agreement with Kingston Scientific Partnership for the exclusive license of LI-226 for the treatment of rheumatoid arthritis. The license was rescinded to Kingston Scientific in March 2004 by mutual consent and at no further cost to either party.

LI-247 Depression (Generic)

On March 21, 2003, we entered into a licensing agreement with CLL Pharma S.A., of Nice, France, for the exclusive global license of LI-247 for the treatment of Depression. It is anticipated that during fiscal year 2005, we will continue to seek a suitable sub-licensee to take this product to market from the present stage of readiness where a bio-equivalence trial will be required to complete the clinical program. During the period from July 31, 2003 to date, no further money or development time was spent on the LI-247 compound and any further spending will only be associated with the out-licensing to a third party.

Delta Receptor Compounds

Overview of Opioid Receptors

Opioid receptors are specialized "recognition" proteins located on cell membranes in many organs, including the central and peripheral nervous systems. Currently, three opioid receptors, mu, delta and kappa, have been shown to be important in human physiology. The mu receptor, first identified in 1972, was rapidly understood because of the historical knowledge of classic mu receptor agonists such as morphine, fentanyl and oxycodone.

There is a growing realization that because the opioid receptor/G-protein apparatus produces biochemical reactions that differ from cell to cell, and because these receptors are found in many organ systems, compounds interacting with opioid receptors have far-reaching clinical potential not only in analgesia but in other indications. The role of delta receptors as critical regulators of cellular function in several organ systems is clearly established by the many ion channels and enzymes coupled to these receptors and their associated physiological responses. This diversity, along with the multiple opioid receptor subtypes and specific tissue localization, highlights the potential of selectively targeting this receptor for the discovery of therapeutic agents.

Limitations of Traditional Opioid Receptor Therapeutics

Traditional mu-opioid receptor agonists currently form the basis for the treatment of patients with moderate-to-severe pain. These mu receptor agonists provide effective analgesia, but they have consistently displayed multiple, serious and restricting acute and chronic side effects. Respiratory depression, the potentially fatal slowing or cessation of breathing, is the most feared side effect of narcotic analgesia and causes significant concern among prescribers of these agents. Constipation, nausea and vomiting are other side effects that occur with great frequency and often lead to inadequate analgesia as patients limit the use of the drugs to avoid these highly uncomfortable side effects. In the chronic setting, mu agonists also have significant potential for addiction, dependence and abuse. Narcotic abuse and dependence are major medical and societal problems that have received a great deal of recent public attention.

Overview of Delta Receptor Approach

The research team has found that the stimulation of delta- and mu-opioid receptors in combination, and delta receptors alone, leads to specific pharmacological responses that suggest unique treatment approaches to a variety of medical conditions. Using the discoveries regarding mixed delta/mu receptor pharmacology the team has created the basis for acute and chronic pain development programs. It is also possible to leverage the company's knowledge of delta receptor pharmacology to advance the use of selective delta receptor agonists for programs in UI, Cardioprotection, Depression, PD, PE and other indications.

Mixed Delta/Mu Agonists

The pre-clinical and clinical evidence indicates that simultaneous mu and delta receptor stimulation will maintain or even enhance the analgesic efficacy of the classic mu receptor opioids while reducing the incidence and severity of the mu-related side effects of respiratory depression and vomiting. There is also evidence in a non-human primate model that addiction/dependence, a mu-related side effect of chronic therapy, is mitigated by concomitant delta and/or kappa receptor agonism.

The Company believes that DPI-125, a mixed delta/mu analgesic, may provide potent analgesia with the potential for significantly reduced side effects as compared to currently available products.

Selective Delta Agonists

The science team found that selective stimulation of delta receptors in animal models leads to specific pharmacological actions that suggest unique treatment approaches to a variety of medical conditions. Additionally, unlike mu receptor agonists or mixed delta/mu agonists, specific delta receptor agonists are not known to be associated with abuse or dependence liability in animal studies. Investigations are currently being carried out in to selective delta receptor agonists in several indications.

Urinary Incontinence: To date the Company has demonstrated that selective delta agonists improve urinary bladder function in several animal models of UI. DPI-221 has been identified as the lead compound. Pre-clinical studies have been completed and we intend to file an IND application and begin Phase I clinical trials for this indication during 2005. DPI-221 could provide a unique, effective new mechanism of action that would avoid the typical dry mouth, dry eye and constipation side effects of current agents. We believe improved tolerability would drive a significant increase in the number of patients receiving drug therapy for UI.

Cardioprotection: Animal models of Cardiac Ischemia demonstrate that delta agonists protect heart muscle when administered prior to the onset of the ischemic event. Ardent has been conducting pre-clinical research which has identified ARD-353 as a lead intravenous cardioprotective agent. The Company believes an intravenous formulation of ARD-353 may reduce morbidity or mortality in patients at risk of ischemic events who are undergoing certain medical procedures. An orally active agent may be useful in primary or secondary prevention of cardiovascular events in patients with chronic Coronary Artery Disease who are at risk for Cardiac Ischemia or sudden death.

Depression: Our selective delta agonists have produced a faster onset of antidepressant activity, with overall efficacy equal to or greater than existing SSRIs (e.g., Prozac(R), Paxil(R), Zoloft(R)) and tricyclic antidepressants in animal models of Depression. Based on these results we have identified DPI-289 as our lead compound. We believe that a successful delta receptor agonist would provide a unique mechanism of action with the potential for enhanced efficacy and a rapid onset of clinical antidepressant activity. This therapeutic approach should also avoid the well-known side effects of drowsiness, dry mouth, and loss of libido seen in a significant proportion of patients using available antidepressants.

Premature Ejaculation: We believe we are the first company to recognize the importance of the delta receptor in ejaculatory physiology. Using a pre-clinical animal ejaculation model the Company has demonstrated a dose-dependent inhibition of ejaculation in response to several selective delta agonists. The Company believes a delta receptor compound may demonstrate effective delay of ejaculation without the side effects of the common antidepressants that are now used by physician's off-label for this indication. We believe a delta receptor compound would be an attractive follow on compound to LI-301 that is already advanced into late Phase II clinical trials.

Product Development

A major element of our product development strategy has been and will remain the use of third parties or CROs for drug development at all stages of development of our products. CROs conduct safety and efficacy tests and clinical studies and assist us in guiding products through the FDA and EMEA regulatory review and approval processes. The Company also uses the contract manufacturing, laboratory, formulation and chemistry skills of external providers.

We believe the use of third parties to develop and manufacture our products has several advantages over building a comprehensive infrastructure to handle all such functions in-house. This approach generally gives us more choice and greater selectivity in the dedicated resources we will concentrate on a particular product than if those functions were performed by internal personnel who were required to support the full range of our product development activities. We believe that maintaining a limited infrastructure, focused on providing the strategic direction and oversight of outside resources, will enable us to develop products efficiently and cost effectively. Although this approach will allow us to avoid the expense associated with developing a large internal infrastructure to support our product development efforts, it also means that we will continue to be dependent on the ability of outside parties to perform critical functions for us.

We acquired the chemistry and pharmacology capabilities of Ardent to complement the early stage development capabilities already existing in the Company. Over time, we expect to build additional development capability and add professionals with substantial industry experience as appropriate based on the progress of our compounds in development. These areas include regulatory affairs, marketing and sales, quality assurance, manufacturing, clinical trials management, finance, information systems and general management.

The product development process is designed to identify problems associated with a proposed product's safety and effectiveness. We also attempt to reduce the risk that a proposed product will not be accepted in the marketplace by conducting market research and refining the commercial strategy for each product candidate. A drug development portfolio cannot be completely insulated from potential clinical and market failures. It is likely that some proposed products we select for development will not produce the clinical or commercial results expected. Additionally, we may choose to out-license at an early stage or divest product candidates from our portfolio if they produce clinical results outside our target sector and/or require financial, development and management resources better met by larger or more specialized pharmaceutical or biopharmaceutical companies.

We will continue to invest in the research and development of existing and new products, including those that could extend applications of existing technologies. We are currently evaluating a number of additional follow-on product candidates arising from research and co-development agreements with QUML, Stegram, and DMI, including potential product candidates based on our proprietary compounds LI-316 (a and b) and LI-303, and LI-301 respectively. Our research and development efforts on these additional product candidates are considered preliminary and we cannot give an assurance that any of these compounds will be successful or that they will progress through clinical trials. Advancing one or more of these potential products into human clinical trials is dependent on several factors including technological feasibility, commercial opportunity, and securing additional financial resources.

Long-Term R&D Programs Utilizing the Delta Compound Library

Enhance's long-term research and development goals also include the application of our delta receptor expertise to the expanding list of therapeutic areas in which delta receptors appear to play a role. Data is emerging from the research literature indicating positive effects of delta receptor activity in a diverse number of conditions. These include pain states such as Neuropathic Pain, Diabetic Neuropathy, Visceral Pain and Ophthalmic Pain. Other CNS specific areas with existing pre-clinical data include Neuroprotection, Addiction/Dependence and Cough. New areas without existing data but with considerable theoretical interest include Cystitis, Irritable Bowel Syndrome, Attention Deficit Hyperactivity Disorder, Sleep Disorders and Cognition. Early data also exist for an immunomodulatory effect of delta receptor stimulation. These therapeutic areas are generally not well served with existing treatments and may represent significant commercial opportunities.

Research and Development

Our primary research and development efforts to date have focused on identifying promising compounds and developing them into products to treat MSD and Skin Disorders. This ongoing research may yield other product opportunities, as may the ongoing work on the delta receptor development engine.

Externally we engage in research, pre-clinical studies and clinical development with third-party laboratories, including QMUL and Westfield College, University of London; DMI BioSciences, Inc., Colorado, U.S.; Trauma 1 Laboratories Swedish Hospital; and Stegram Pharmaceuticals Ltd, Sussex, UK. We use other contract research and development organizations, including; Covance Ltd., Huntingdon Research Laboratories, XenoBiotics Laboratories, Inc., Charles River Laboratories, Cardinal Health, Bioreliance Inc. and others for pre-clinical testing and Phase I research; Kendle International Inc. and PPD to manage clinical trials; DMI Synthesis Ltd. and Rhodia Pharma Solutions for early-stage manufacturing; and Ultrafine Ltd, Medpharm Ltd., PDMS, Baxter Pharmaceutical Solutions and Penn Pharmaceuticals Ltd. to undertake chemistry and formulation work as well as to manufacture materials for trials.

Our research and development structure is designed to enable us to evaluate and make the best choices for where and how projects are run and resourced. Each is managed as a discrete project with its own budget and project management. When practical and desirable, different projects will use common resources and contracted facilities. We manage our projects through ongoing review of scientific data and rely on the breadth of experience and expertise of the following Science Consultants to assist us: Dr. Gerald Curtis, Dr. Claude Laruelle, George Margetts, Dr. Malcolm Thomas, Professor Gavin Vinson, and Dr. Christopher Wood. Each of these members also contributes directly to specific pipeline projects by applying a particular skill set, and is a significant factor in the future success of that product.

Our budget projections for research and development are based primarily upon those established and set out in or pursuant to our agreements with research and co-development partners. Projects may meet development and regulatory barriers; however projects that require additional work or a change in approach, can lead to changes in both timing and in budget requirements to maintain a product's path to market. When this situation arises we tend to be in a more flexible position to meet such demands than a fully internally resourced pharmaceutical company that relies on existing internal capabilities to progress. Nonetheless, the addition of Ardent's early-stage chemistry and pharmacological resources will be valuable and, in our view, does not detract from our responsiveness, but rather augments our capability to plan the development program for a compound with more control over its progress.

GlaxoWellcome Intellectual Property Assignment

During 1996, Ardent (under the name of Delta Pharmaceuticals) obtained all of the worldwide rights to certain technology from GlaxoWellcome. As a result, we are obligated to make future royalty payments equal to 2% of net sales on some of our earlier products for the duration of certain patents related to such products.

Manufacturing

The Company has established relationships with contract manufacturing facilities that have the capability to produce drug substances in quantities ranging from laboratory scale to full production capacity. For our therapeutic switch products raw materials and final compounds are commercially available from a variety of sources at acceptable purity and costs for current purposes. A substantial effort is underway to optimize routes of synthesis and reduce costs of raw materials and intermediates for the delta receptor based products.

Intellectual Property

The patents covering the in-licensed therapeutic switches and NCEs of Enhance are generally retained and maintained under the license agreements by the licensors.

The Company owns and controls patent rights in the field of delta receptor compounds, including mixed delta and mu receptor analgesic compounds, and delta receptor compounds having various other indications for therapeutic treatment, including overactive bladder, Depression, cardio-protection and PE. The patent portfolio covers such delta receptor compounds, formulations containing such compounds, the synthesis and use of such compounds and formulations and methods of treatment using such compounds. The patent portfolio covering such delta receptor compounds includes eight issued U.S. patents, which expire between August 2014 and June 2016 that were acquired from GlaxoWellcome, two pending applications from GlaxoWellcome and six pending applications that originated at Ardent. International filings include 55 patent applications in such countries as Australia, Canada, China, the European Union, Hungary, Israel, Italy, Japan, Malaysia, Mexico, New Zealand, Pakistan, Philippines, Poland, the Russian Federation, South Africa, South Korea, Taiwan and Thailand. Internationally, 17 patents have been issued.

The Company also relies on trade secrets and proprietary know-how. Enhance's practice is to require each of the key employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements generally provide that the individuals must keep confidential and not.D.s in total. Of these employees, four are in management, 15 are in Research and Clinical Development, and five are in Administration. The Company seeks to maintain a small core employee resource and it continues to out source all of its clinical development work and some of its pre-clinical requirements too. None of our employees are subject to collective bargaining agreements. We believe our relationships with our employees are good. We anticipate reinforcing our staff with additional hires in research, clinical development, finance and accounting areas. This will be somewhat contingent upon our ability to raise future funding to support these hires and drive the development of the products in the combined product pipeline.

disclose to other parties any confidential information developed or learned by the individuals during the course of their relationship with us, except in limited circumstances. These agreements also generally provide that Enhance owns all inventions conceived or developed by the individuals in the course of rendering services to us.

Market Overview

The pharmaceutical industry is characterized by ongoing convergence and consolidation. Large pharmaceutical companies generally continue to experience depleted product pipelines and diminished R&D productivity, as measured by declining numbers of approved NCEs despite year-on-year increases in R&D spending. However, their sales forces, a major asset and investment, require more and ever larger market opportunities to remain commercially viable in their chosen fields of specialization. This is exemplified by the interest of major players in the MSD sector now seeking parallel "blockbuster" compounds for conditions that complement the sales person's call with erectile dysfunction products, yet few have in-house developments advanced in more than one area.

In our view, the Lifestyle drug market has the potential to provide significant returns on R&D by both improving the products in existing markets and creating innovative new product areas with as of yet unmet needs. We believe that a number of factors will sustain the growing demand for Lifestyle drugs, including demographic trends (an aging population), growth in disposable income, direct-to-consumer marketing and increasing health awareness by consumers who demand treatment for Lifestyle conditions that are frequently poorly served.

Competition

We are a small, but emerging, company in the specialty pharma sector and face substantial competition from others in this sector. The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third parties compete with us in developing various approaches to Lifestyle disorders. These competitors include major pharmaceutical companies, biotechnology companies, academic institutions and other research organizations.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for proprietary technology. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as acquiring technologies complementary to our programs.

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

      o enter into co-development and marketing and sales partnership arrangements;

      o     license additional technology;

      o     maintain a proprietary position in our technologies and products;
            and

      o     attract and retain key personnel.

We will continue to strengthen our management and other areas of the business to address the issues above, and to maintain the core flexibility and risk mitigation of our business model.

Employees

As of December 31, 2004, the Company had 15 full-time employees, and nine part-time employees, including eight Ph.D.s in total. Of these employees, four are in management, 15 are in Research and Clinical Development, and five are in Administration. The Company seeks to maintain a small core employee resource and it continues to out source all of its clinical development work and some of its preclinical requirements too. None of our employees are subject to collective bargaining agreements. We believe our relationships with our employees are good. We anticipate reinforcing our staff with additional hires in research, clinical development, finance and accounting areas. This will be somewhat contingent upon our ability to raise future funding to support these hires and drive the development of the products in the combined product pipeline.

RISK FACTORS THAT MAY AFFECT OUR BUSINESS

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this document and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. The material below summarizes certain risks and is not intended to be exhaustive.

CERTAIN RISKS RELATED TO THE SECURITIES

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING WHICH COULD AFFECT OUR ABILITY TO OPERATE AS A GOING CONCERN.

We will need additional financing to continue to fund the research and development of our products and to generally expand and grow our business. Our needs may depend on the magnitude and scope of drug development activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of additional collaboration and licensing arrangements and, if by us, the cost of manufacturing scale-up and development of marketing activities.

To the extent that we will be required to fund operating losses, our financial position would deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favourable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate some of our research and development programs, to relinquish rights to certain technologies or products, or to license third parties to commercialize technologies or products that we would otherwise seek to develop ourselves. If additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions could otherwise benefit our business.

OUR AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Enhance has incurred significant losses and will need additional capital to finance future operations. With the August 11, 2004 credit facility to Enhance and the January 1, 2005 credit facility to Ardent combined, Enhance has a $6 million line of credit with Bioaccelerate, Inc. Bioaccelerate remains our largest shareholder upon whom we rely as our primary source for future funding in the immediate term. At December 31, 2004, the Company had drawn $1,442,000 from these facilities. Our auditors expressed doubt about our ability to continue as a going concern. Failure to secure additional financing on commercially reasonable terms in a timely fashion or at all would materially adversely affect the Company and the value of our stock.

We intend to engage in capital raising activities which will dilute your stock ownership and could affect our stock price.

Enhance has authorized the issuance and sale of shares of its capital stock in a private placement to raise capital. The sale of those shares will have a dilutive effect on current ownership of Enhance's stock. The market price of our Common Stock could fall in response to the sale of such a large number of shares, or the perception that sales of a large number of shares could occur. However, no definitive understandings have been reached, and the Company is not able to determine when or whether such agreements will be reached.

WE MAY ISSUE PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL.

Our charter authorizes our Board of Directors to increase the number of shares of preferred stock we may issue without shareholder approval. Preferred stock may be issued in one or more series, the terms of which may be determined without further action by shareholders. These terms may include preferences, conversion or other rights, voting powers, restrictions, and limitations as to dividends, qualifications or terms or conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of our Common Stock, and therefore could reduce its value. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current shareholders' control.

FUTURE RESALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

The market price of our Common Stock could fall in response to actual sales of a large number of shares of our Common Stock in the market or the perceived potential that sales of a large number of shares could occur as a result of the merger with Ardent. Shares issued in the event of a new financing may become freely tradable prior to those shares held by then existing shareholders. The shares of Common Stock issued to Ardent's former shareholders will become freely tradable in the public market at various times following the merger. We have granted registration rights to Ardent shareholders with respect to up to 30,000 shares of Common Stock issued to each Ardent shareholder as merger consideration. Also, we agreed to furnish corresponding registration rights to our existing shareholders who do not have freely tradable shares. In addition, we filed a registration statement contemporaneously with the consummation of the merger covering the 234,172 shares of Common Stock issued at closing to Ardent's financial advisor, Century Capital. We have also agreed to file with the SEC a Registration Statement on Form S-8 covering the shares of Common Stock to be issued upon exercise of Ardent stock options which continue to be outstanding after the closing of the merger and to use our best efforts to have such registration statement become and remain continuously effective under the Securities Act. We have agreed to furnish corresponding registration rights in respect of the shares of Common Stock underlying warrants or options held by Bioaccelerate, but all but 1,500,000 of the underlying shares will continue to be subject to a 12 month lockup notwithstanding registration. If all the eligible shareholders to register 30,000 shares and the Ardent option holders described above were to exercise a total of 7,454,145 shares would be exercised under these arrangements over the twelve months from the effective date. However the majority of shares represented by those shareholders with five per cent (5%) or more stock agreed to a lock up of twelve months from the effective date of the merger. Therefore the remaining majority of shares will become freely tradable in the public market no later than 365 days after the December 2004 completion of the merger.

ALTHOUGH WE AGREED TO FURNISH CERTAIN REGISTRATION RIGHTS TO RECIPIENTS OF SHARES OF COMMON STOCK IN THE MERGER WITH ARDENT, THE SECURITIES ARE NOT REGISTERED AND ARE NOT ELIGIBLE FOR RESALE, AND THERE CAN BE NO ASSURANCE THAT REGISTRATION STATEMENTS COVERING THE SHARES WILL BE FILED OR WILL BE DECLARED EFFECTIVE.

The shares of the Common Stock issued in the merger with Ardent have not been registered under the Securities Act, and therefore the shares cannot be resold absent either registration under the Securities Act or an exemption under the Securities Act and an opinion of counsel in substance reasonably satisfactory to Enhance that unregistered shares that are resold will not violate the Securities Act. We have agreed to furnish registration rights with respect to certain of the shares of Common Stock provided to the Ardent shareholders in the merger but there can be no assurance that registration statements covering those shares will be filed or that such registration statements will be declared effective by the SEC.

THE PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

The market price of the securities of biotechnology companies has been especially volatile. Thus, the market price of our Common Stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our Common Stock could decline. In addition, if the market for pharmaceutical and biotechnology stocks or the stock market in general experiences a loss in investor confidence or otherwise falls, the market price of our Common Stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

LOW TRADING VOLUMES OF OUR COMMON STOCK MIGHT INCREASE THE PRICE VOLATILITY OF OUR COMMON STOCK.

Although we are undertaking a program to re-list on the Bulletin Board and pursuing an application to list our shares on the American Stock Exchange (the "Listing"), there can be no assurance that these listings will occur. Enhance Common Stock is traded in the Pink Sheets. To date, the trading volume of our Common Stock has been very limited. Limited trading volume creates the potential for significant changes in the trading price of the Common Stock as a result of relatively minor changes in the supply and demand of such stock. While we expect that the trading volume of our Common Stock will increase as a result of the Listing, if it should occur, and stock issuances in connection with the merger and the separate private placement in which we contemplate to raise additional capital for implementation of the business plan after the Merger, there can be no assurance that the trading volume will increase or, if it does increase, that any such increase in trading volume will be sustained.

WE WILL NEED TO ADD MORE INDEPENDENT DIRECTORS BEFORE WE WILL BE ABLE TO SATISFY CERTAIN CORPORATE GOVERNANCE REQUIREMENTS FOR LISTING OUR SECURITIES ON A NATIONAL STOCK EXCHANGE OR THE NASDAQ NATIONAL MARKET OR SMALL CAP EXCHANGES.

In order for our securities to be listed on a national stock exchange or the NASDAQ National Market or Small Cap exchanges, a majority of our directors must be independent directors. In addition, all of the members of our Audit Committee must remain independent directors, certain compensation matters must be determined either by independent directors or by a Compensation Committee consisting (with limited exceptions) only of independent directors, and nominations of Board members must be determined either by independent directors or by a Nominating Committee consisting (with limited exceptions) only of independent directors. While we intend to strengthen the independence of the Board, it may not be possible to find appointees willing to undertake the role of independent director or the scrutiny by any of the national markets.

THE PROVISIONS OF DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS THAT SHAREHOLDERS MAY BELIEVE ARE DESIRABLE, AND THE MARKET PRICE OF OUR COMMON STOCK MAY BE LOWER AS A RESULT.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. The provisions could also have the effect of discouraging others from making tender offers for our Common Stock. As a result, these provisions may prevent our stock price from increasing substantially in response to actual or rumoured takeover attempts. These provisions may also prevent changes in our management.

WE WILL ENCOUNTER SIGNIFICANT FINANCIAL AND OPERATING RISKS AS WE GROW OUR BUSINESS THROUGH ACQUISITIONS.

As part of our growth strategy, we may seek to acquire or invest in complementary or competitive businesses, products or technologies. The 2004 merger involved the acquisition of Ardent as part of our growth strategy. The process of integrating such acquired assets into our operations may yet result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions although we have no immediate plans to do so. Any future acquisition or investment opportunity may require us to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering markets in which we have no or limited prior experience.

CERTAIN RISKS RELATED TO THE BUSINESS, INDUSTRY AND STRATEGY SUBSEQUENT TO THE MERGER

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND TO PREDICT OUR FUTURE OPERATING RESULTS. WE HAVE NOT GENERATED ANY REVENUES TO DATE.

Since our inception, we have been primarily engaged in organizational activities, including developing a strategic operating plan, in-licensing or acquiring drug compounds which we believe to be promising, entering into various collaborative agreements for the development of products and technologies, hiring personnel and developing and testing our products. We have not generated any material revenues to date. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made.

BOTH ENHANCE AND ARDENT HAVE A HISTORY OF LOSSES, AND WE EXPECT AS A MERGED ENTITY TO CONTINUE TO INCUR SUBSTANTIAL LOSSES AND NEGATIVE OPERATING CASH FLOWS FOR THE FORESEEABLE FUTURE, AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

Since inception, we have incurred significant net losses, including a net loss for Enhance of $41.2 million in the period ended December 31, 2004 (including a $29.6 million charge for acquired in-process research and development and a $4.7 million charge for the fair value of vested Ardent options exchanged in the merger) and $3.1 million for the year ended January 31, 2004, and a net loss for Ardent of $6.3 million in the year ended December 31, 2004 and $5.2 million for the year ended December 31, 2003. These losses have resulted in an accumulated deficit of $45,129,731 and a stockholders' deficit of $4,932,481. Even if we succeed in developing and commercializing one or more products following the merger, we anticipate that we may continue to incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability. Our future progress will depend upon raising additional funds and meanwhile we remain dependent upon the facilities provided by our largest shareholder, Bioaccelerate, Inc.

OUR GROWTH AND DEVELOPMENT WILL DEPEND ON DEVELOPING, COMMERCIALIZING AND MARKETING NEW PRODUCTS. IF WE DO NOT DO SO SUCCESSFULLY, OUR GROWTH AND DEVELOPMENT WILL BE IMPAIRED.

Our revenues and profitability will depend upon our ability to successfully develop and commercialize new branded biotechnology and other pharmaceutical products in a timely manner. As a result, we must continually develop, test and manufacture new products and, in addition, these new products must meet regulatory standards and receive requisite regulatory approvals. Products we are currently developing may or may not receive the regulatory approvals necessary for us and our third-party partners to market them. Furthermore, the development and commercialization process is time-consuming and costly, and we cannot assure you that any of our products, if and when developed and approved, can or will be successfully commercialized.

WE MAY FAIL TO ADDRESS RISKS WE FACE AS A DEVELOPING BUSINESS WHICH COULD ADVERSELY AFFECT THE IMPLEMENTATION OF OUR BUSINESS PLAN.

We are prone to all of the risks inherent to the establishment of any developmental stage business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things,

o     implement and successfully execute our business and marketing strategy;

o     respond to industry and competitive developments; and

o     attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected.

WE MAY BE UNSUCCESSFUL IN OUR EFFORTS TO DEVELOP PRODUCTS.

To achieve profitable operations, we, alone or with others, must successfully develop, clinically test, market and sell our products. The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Most products resulting from our or our collaborative partners' product development efforts are not expected to be available for sale for at least several years, if at all. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

o discovery during pre-clinical testing or clinical trials that the products are ineffective or cause harmful side effects;

o     failure to receive necessary regulatory approvals;

o     inability to manufacture on a large or economically feasible scale; and

o     failure to achieve market acceptance.

To date, our resources have been substantially dedicated to the acquisition, research and development of products and technologies. Most of the existing and future products and technologies developed by us will require extensive additional development, including pre-clinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. Our product development efforts may not be successful. We may fail to receive required regulatory approvals from U.S. or foreign authorities for any indication. Any products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or being successfully marketed. The failure of our research and development activities to result in any commercially viable products or technologies would materially adversely affect our future prospects.

If our option and license agreement with ALZA does not proceed as planned we may incur delay in the commercialization of DPI-125, which would delay our ability to generate sales and cash flow from the sale of DPI-125.

ALZA, and any third party to which ALZA may grant a sublicense or in any way transfer its obligations, has primary responsibility for conducting clinical trials and administering regulatory compliance and approval matters for DPI-125 pursuant to the terms of our agreement. There are no specific dates against which ALZA is being held for completion of various stages of clinical trials. Instead, the parties have agreed to a commercially reasonable and diligent standard for judging the adequacy of development by ALZA.

If ALZA fails to meet its obligations under the option and license agreement, we could lose valuable time in developing DPI-125 for commercialization worldwide. We cannot provide assurance that ALZA will not fail to meet its obligations under the option and license agreement. Development of compounds to the stage of approval includes inherent risk at each stage of development that FDA in its discretion will mandate a requirement not foreseeable by us or by ALZA. There would also be testing delays if, for example, our sources of drug supply could not produce enough DPI-125 to support the then ongoing clinical trials being conducted. If this were to occur, it could have a material adverse effect on our ability to develop DPI-125, obtain necessary regulatory approval, and generate sales and cash flow from the sale of DPI-125.

If delays in completion constitute a breach by ALZA, or if ALZA chooses to not continue development of DPI-125, then primary responsibility for completion may return to Enhance. There is no assurance that we would have the financial, managerial or technical resources to complete such tasks in timely fashion or at all.

BECAUSE MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER CAPABILITIES AND RESOURCES, THEY MAY BE ABLE TO DEVELOP PRODUCTS BEFORE US OR DEVELOP MORE EFFECTIVE PRODUCTS OR MARKET THEM MORE EFFECTIVELY WHICH WOULD LIMIT OUR ABILITY TO GENERATE REVENUE AND CASH FLOW.

Competition in our industry is intense. Potential competitors in the U.S. and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. In the market for biotechnology and pharmaceutical products, our competitors will vary depending on product category, dosage strength and drug-delivery systems. In addition to product development and efficacy, other competitive factors include product quality and price, reputation, service, and access to technical information.

Although we seek to limit potential sources of competition by developing products that already have established safety profiles and new drug application approval or other forms of protection, our competitors may develop similar technologies and products more rapidly than us or market them more effectively. Competing technologies and products may be more effective than any of those that are being or will be developed by us. The drug industry is intensely competitive and includes large brand name and multi-source pharmaceutical companies. Because generic drugs do not have patent protection or any other market exclusivity, our competitors may introduce competing generic products, which may be sold at lower prices or with more aggressive marketing. Conversely, as we introduce branded drugs into our product portfolio, we will face competition from manufacturers of generic drugs which may claim to offer equivalent therapeutic benefits at a lower price. The aggressive pricing activities of our generic competitors could have a material adverse effect on our revenue and cash flow.

WE RELY IN PART ON LICENSING OR PURCHASING PRODUCTS AND TECHNOLOGIES TO GROW OUR PRODUCT PORTFOLIO, AND MAY NOT BE EFFECTIVE IN LICENSING OR ACQUIRING NEW PRODUCTS WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO GROW OUR BUSINESS AND BECOME PROFITABLE.

One part of our strategy to expand our portfolio is by licensing or acquiring existing products. Until we develop and introduce a sufficient number of our own products, we must rely upon the availability of products or technologies from other pharmaceutical or biotechnology companies for licensing or purchasing. Our success in executing this strategy depends on our continued ability to identify and acquire new pharmaceutical products targeted at niche markets within selected strategic therapeutic market segments. Other companies, including those with substantially greater financial, marketing and other resources than us, compete with us for the right to license or acquire these products. We may not be successful in identifying potential product licensing or acquisition opportunities. If any of these opportunities are identified, we may not be able to obtain these licenses or complete these acquisitions on acceptable terms. We may not be able to successfully integrate any licensed or acquired products or technologies into our product portfolio. Our failure to obtain licenses for, or complete acquisitions of, products or technologies within a selected strategic therapeutic market segment or to promote and market commercially successful products or technologies within an existing strategic therapeutic market segment could have a material adverse effect on our ability to grow our business and become profitable. Once we have obtained rights to a product or technology and committed to payment terms, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. Any inability to generate sufficient sales or any subsequent reduction of sales could have a material adverse effect on our revenue and cash flows.

BECAUSE WE HAVE INTERNATIONAL OPERATIONS, WE WILL BE SUBJECT TO RISKS ASSOCIATED WITH CONDUCTING BUSINESS IN FOREIGN COUNTRIES.

We are subject to the following risks of conducting business in foreign countries:

o different standards for the development, use, packaging and marketing of our products and technologies;

o difficulty in identifying, engaging, managing and retaining qualified local employees;

o difficulty in identifying and in establishing and maintaining relationships with, partners, distributors and suppliers of finished and unfinished goods and services, including, without limitation, CROs;

o the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements, including the regulation of pharmaceutical products and treatment; and

o general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations.

WE WILL BE EXPOSED TO RISKS ASSOCIATED WITH FLUCTUATIONS IN FOREIGN CURRENCIES.

As part of our international operations, from time to time in the regular course of business, we convert dollars into foreign currencies and vice versa. The value of the dollar against other currencies is subject to market fluctuations and the exchange rate may or may not be in our favour.

IF WE FAIL TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE AND EVOLVING THERAPIES, OUR TECHNOLOGIES AND PRODUCTS COULD BECOME LESS COMPETITIVE OR OBSOLETE.

The pharmaceutical industry is characterized by rapid and significant technological change. We expect that pharmaceutical technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position. Technological development by others may result in products developed by us, branded or generic, becoming obsolete before they are marketed or before we recover a significant portion of the development and commercialization expenses incurred with respect to these products. Alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of the products developed by us, which would adversely affect our revenue and cash flow.

GENERIC PRODUCTS THAT THIRD PARTIES MAY DEVELOP MAY RENDER OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE.

An increase in competition from generic pharmaceutical products could have a material adverse effect on our ability to generate revenue and cash flow.

CLINICAL TRIALS FOR OUR PRODUCTS WILL BE EXPENSIVE AND MAY BE TIME CONSUMING, AND THEIR OUTCOME IS UNCERTAIN; WE MUST INCUR SUBSTANTIAL EXPENSES THAT MAY NOT RESULT IN ANY VIABLE PRODUCTS.

Before obtaining regulatory approval for the commercial sale of a product, we must demonstrate through pre-clinical testing and clinical trials that a product candidate is safe and effective for each intended use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expense for, and devote a significant amount of time to pre-clinical testing and clinical trials.

Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. Regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays.

Clinical trials for any product may take several years or more to complete. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

o inability to manufacture sufficient quantities of materials for use in clinical trials;

o slower than expected rate of patient recruitment or variability in the number and types of patients in a study;

o     inability to adequately follow patients after treatment;

o     unforeseen safety issues or side effects;

o     competition or delays for patient enrolment in clinical studies;

o     lack of safety and efficacy during the clinical trials; or

o     Governmental or regulatory delays.

IF WE FAIL TO HIRE OR LOSE KEY MANAGEMENT OR OTHER PERSONNEL, OUR BUSINESS WILL SUFFER.

We are highly dependent on the principal members of our scientific and management staff. We seek to develop and manage our business on a cost-effective basis, with limited overhead, and one principal means of doing so is to rely upon a relatively small management team. We also rely on consultants and advisors, including our scientific advisors, to assist us in formulating our research and development strategy. Our success also depends upon retaining key management and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We face intense competition for personnel from other companies, government entities and other organizations. We may not be successful in retaining our current personnel. We may not be successful in hiring or retaining qualified personnel in the future. If we lose the services of any of our scientific and management staff or key technical personnel, or if we fail to continue to attract qualified personnel, our ability to acquire, develop or sell products would be adversely affected.

OUR MANAGEMENT AND INTERNAL SYSTEMS MIGHT BE INADEQUATE TO HANDLE OUR POTENTIAL GROWTH.

Our success will depend in significant part on the expansion of our operations and the effective management of growth. This growth may place a significant strain on our management and information systems and resources and our operational and financial systems and resources. The recent expansion of our Company following the Ardent acquisition has placed pressure on the existing administrative and accounting systems between the operating sites of the business. Action is planned to strengthen resources and consolidate operational activities at the North Carolina site. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base.

Our management may not be able to manage our growth effectively. If our systems, procedures, controls, and resources are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively may harm our ability to implement our business plan.

WE HAVE PRIMARILY RELIED ON THIRD PARTIES FOR RESEARCH AND CLINICAL DEVELOPMENT AND WILL CONTINUE TO DO SO NOTWITHSTANDING THE ADDITION OF ARDENT'S LABORATORY FACILITIES.

To date, Enhance has relied primarily upon third parties in Europe and the U.S. for research and clinical development relating to our portfolio of products under development. As a result of the Merger, we now have access to Ardent's laboratory resources and expertise both for the development of our products and Ardent's products. Nonetheless, we will still substantially rely upon third parties for the greater part of our research and development.

RISKS RELATED TO PRODUCT MANUFACTURING, MARKETING AND SALES

WE HAVE LIMITED PRODUCT LIABILITY COVERAGE FOR OPERATIONS TO DATE.

While we intend to increase our product liability insurance coverage, there can be no assurance that such insurance coverage will be available at commercially reasonable rates in a timely fashion or at all, and that claims may not arise based on prior clinical trials in excess of our current coverage limits.

We may face exposure from product liability claims, and product liability insurance may not be sufficient to cover the costs of our liability claims related to technologies or products. We face exposure to product liability claims if the use of our technologies or products or those we license from third parties is alleged to have resulted in adverse effects to its users. Regulatory approval for commercial sale of our products does not mitigate product liability risks. Any precautions we take may not be sufficient to avoid significant product liability exposure. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.

WE HAVE LIMITED SALES AND MARKETING CAPABILITIES AND MAY NOT BE SUCCESSFUL IN SELLING OR MARKETING OUR PRODUCTS.

The creation of infrastructure to commercialize products is a difficult, expensive and time-consuming process. We currently have very limited sales and marketing capabilities, and would need to rely upon third parties to perform those functions. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties if we do not undertake to develop our own sales and marketing capabilities. The efforts of third parties may not be successful. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. If we desire to market any products directly, we will need to develop a more robust marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

WE EXPECT TO RELY UPON LICENSING OR CO-DEVELOPMENT AGREEMENTS WITH STRATEGIC PARTNERS FOR THE COMMERCIALIZATION OF OUR PRODUCTS.

Our business strategy involves entering into licensing and co-development agreements with strategic partners for the development of our products. We do not anticipate that any licensing or co-development partner will fail to meet its obligations under any licensing or co-development agreement, but cannot provide assurance that each co-development partner will meet its obligations. If any licensing or co-development partner were to fail to meet its obligations under any such agreement or in timely fashion, such a failure could have a material adverse affect on us, our development plan and our prospects.

WE ARE DEPENDENT ON OUTSIDE MANUFACTURERS FOR THE MANUFACTURE OF OUR PRODUCTS. THEREFORE WE WILL HAVE LIMITED CONTROL OF THE MANUFACTURING PROCESS AND RELATED COSTS.

Third-party manufacturers currently manufacture all of our compounds for clinical testing pursuant to contractual arrangements. Accordingly, we have a limited ability to control the manufacturing process or costs related to this process. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our ability to conduct clinical trials and our eventual margins, profitability and cash flows. We are reliant on our third-party manufacturers to maintain the facilities at which they manufacture our products in compliance with the Food and Drug Administration ("FDA"), the Drug Enforcement Agency ("DEA"), state, local and foreign regulations. If they fail to maintain compliance with the FDA, DEA or other critical regulations, they could be ordered to cease manufacturing which would have a material adverse effect on our business, profitability and cash flows. In addition to FDA and DEA regulation, violation of standards enforced by the Environmental Protection Agency ("EPA"), the Occupational Safety and Health Administration ("OSHA") and their counterpart agencies at the state level could slow or curtail operations of third-party manufacturers. Certain of our manufacturers currently constitute the sole source of one or more of our experimental compounds. Because of contractual restraints and the lead-time necessary to obtain FDA approval, and possibly DEA registration, of a new manufacturer, replacing any of these manufacturers may be expensive and time consuming and may cause delays in our clinical programs or interruptions in our supply of products to customers.

OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND OUR PRODUCTS REQUIRE OTHER REGULATORY APPROVALS, WHICH MAKES IT MORE EXPENSIVE TO OPERATE OUR BUSINESS AND INCREASES THE RISK THAT OUR PRODUCTS MAY NOT BE APPROVED FOR SALE OR SUCH APPROVALS MAY BE DELAYED, RESTRICTED OR RESCINDED.

Regulation in General. Virtually all aspects of our business are regulated by federal and state statutes and governmental agencies in the US and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labelling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities.

FDA REGULATION. All pharmaceutical manufacturers in the U.S. are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act. Under the Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to the authority to:

o     initiate court action to seize unapproved or non-complying products;

o     enjoin non-complying activities;

o halt manufacturing operations that are not in compliance with current good manufacturing practices prescribed by the FDA;

o     recall products which present a health risk; and

o     seek civil monetary and criminal penalties.

Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any enforcement activities, including the restriction or prohibition on sales of products marketed by us or the halting of manufacturing operations of us or our collaborators, would have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. In addition, product recalls may be issued at our discretion or by the FDA or other domestic and foreign government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labelling claims, manufacturing issues, quality defects or other reasons. Recalls of pharmaceutical products marketed by us may occur in the future. Any product recall could have a material adverse effect on our revenue and cash flow.

FDA APPROVAL PROCESS. We have a variety of products under development, including line extensions of existing products, reformulations of existing products and new products. All "new drugs" must be the subject of an FDA-approved New Drug Application ("NDA") before they may be marketed in the U.S. The submission of an NDA to the FDA does not guarantee that the FDA will grant approval to market the product. Satisfaction of FDA requirements typically takes a number of years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product and is subject to uncertainty. The NDA approval process for a new product varies in time but generally takes from six months to four years from the date of application.

NDA approvals, if granted, may not include all uses for which a company may seek to market a product. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses. Failure to comply with applicable regulatory requirements in this regard can result in, among other things, suspensions of approvals, seizures or recalls of products, injunctions against a product's manufacture, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions. We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products. Any delay of this nature in obtaining, or failure to obtain, these approvals would adversely affect the marketing of our products and our ability to generate product revenue.

All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated NDA before they may be marketed in the U.S. In both cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing new drug application and abbreviated application approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved new drug application or abbreviated application for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or effectiveness. All drugs must be manufactured in conformity with current good manufacturing practices. Drugs subject to an approved NDA or abbreviated application must be manufactured, processed, packaged, held and labelled in accordance with information contained in the new drug application or abbreviated application.

The required product testing and approval process can take a number of years and require the expenditure of substantial resources. Testing of any product under development may not result in a commercially viable product. Further, we may decide to modify a product in testing, which could materially extend the test period and increase the development costs of the product in question. Even after time and expenses, regulatory approval by the FDA may not be obtained for any products we develop. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review. Any regulatory approval may impose limitations in the indicated use for the product. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

FOREIGN REGULATORY APPROVAL. Even if required FDA approval has been obtained for a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances, we or our collaborative partners may seek approval to market and sell some of our products outside of the U.S. before submitting an application for approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism, the European Union European Medicines Evaluation Agency ("EMEA"), for new pharmaceutical products in place, each European Union country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some European Union countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed.

CHANGES IN REQUIREMENTS. The regulatory requirements applicable to any product may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations may have on our business in the future. Regulatory changes could require changes to manufacturing methods, expanded or different labelling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Any changes or new legislation could have a material adverse effect on our ability to develop and sell products and, therefore, generate revenue and cash flow.

The products under development by us may not meet all of the applicable regulatory requirements needed to receive regulatory marketing approval. Even after we expend substantial resources on research, clinical development and the preparation and processing of regulatory applications, we may not be able to obtain regulatory approval for any of our products. Moreover, regulatory approval for marketing a proposed pharmaceutical product in any jurisdiction may not result in similar approval in other jurisdictions. Our failure to obtain and maintain regulatory approvals for products under development would have a material adverse effect on our ability to develop and sell products and, therefore, generate revenue and cash flow.

THE DEA LIMITS THE AVAILABILITY OF NARCOTIC-LIKE DRUGS. SOME OF OUR PRODUCTS MAY BE NARCOTIC-LIKE. AS A RESULT, OUR ABILITY TO OBTAIN SUFFICIENT RAW AND FINISHED PRODUCT MAY NOT BE SUFFICIENT TO MEET COMMERCIAL DEMAND OR COMPLETE CLINICAL TRIALS.

The starting materials in the manufacture of DEA scheduled compounds are often under the same control as the finished products. The starting materials for our products could all fall in the same regulatory category once the final synthesis methods are known. The DEA could restrict the manufacture, handling, storage and sale of our raw materials, thereby affecting the manufacture of those materials, thus restricting our supply and adding regulatory burden and costs. The ultimate effect on manufacturing cost may inhibit or limit our profitability.

SOME OF OUR PRODUCTS BEHAVE SIMILARLY TO NARCOTIC MEDICATIONS. BECAUSE NARCOTICS ARE OFTEN ABUSED OR DIVERTED, SOME OF OUR PRODUCTS MAY BE ULTIMATELY ASSOCIATED WITH ABUSE OR DIVERSION. THE SALE OF SOME OF OUR PRODUCTS MAY THEREFORE BE SUBJECT TO NEW REGULATIONS, WHICH MAY PROVE DIFFICULT OR EXPENSIVE TO COMPLY WITH AND WE MAY FACE LAWSUITS. IN ADDITION, USE OR MISUSE OF NARCOTIC DRUGS CAN LEAD TO ADDICTION.

The FDA and the DEA have important and complementary responsibilities with respect to parts of our business. The FDA administers an application process to assure that marketed products are safe, effective and consistently of uniform, high quality. The DEA administers registration, drug allotment and accountability systems to assure against loss and diversion of controlled substances. Future potential requirements mandated by the DEA for sponsors to prevent division and abuse of their products are not predictable. These requirements could place prohibitive financial burdens on some or all of our products if these products require scheduling by the DEA. Both agencies have trained investigators that routinely, or for cause, conduct inspections, and both have authority to enforce their statutory authority and regulations using administrative remedies as well as civil and criminal sanctions.

The stringent DEA regulations on our use of controlled substances include restrictions on their use in research, manufacture, distribution and storage. A breach of these regulations could result in imposition of civil penalties, refusal to renew or action to revoke necessary registrations, or other restrictions on operations involving controlled substances.

THERE MAY BE UNANTICIPATED EFFECTS OF REGULATIONS FROM OTHER FEDERAL OR OTHER AGENCIES.

Unanticipated effects of regulations from other federal or other agencies could inhibit our ability to perform clinical trials, market our products, or otherwise affect our business. As an example, the Health Insurance Portability and Accountability Act of 1997 has imposed privacy rules about the transmission of patient data that may slow the enrollment in, raise the cost of, or otherwise diminish our ability to complete the needed research in any or all of our clinical trial programs.

IF APPROVED, THERE IS NO GUARANTEE THAT THE MEDICAL COMMUNITY AND PATIENTS WILL ACCEPT OUR FUTURE PRODUCTS, AND THIS MAY HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY AND CASH FLOWS.

Even if we obtain regulatory approvals, uncertainty exists as to whether the medical community and patients will accept our products. A number of factors may limit the market acceptance of our products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products, the price of our products relative to competing products, the availability of third-party reimbursement and the extent of marketing efforts by third-party distributors or agents that we retain. We cannot assure you that our products will receive market acceptance in a commercially viable period of time, if at all. In addition, some of our products may be regulated as narcotic agents, which will carry stringent record-keeping obligations, strict storage requirements and may impose other limitations on the availability of these products, which could limit the commercial use of these products.

If the medical community and patients do not ultimately accept our products as being safe and effective, we may not recover our investment.

THE CONTINUING CONSOLIDATION OF THE WHOLESALE DRUG DISTRIBUTION AND RETAIL PHARMACY INDUSTRIES MAY ADVERSELY AFFECT OUR ABILITY TO SUCCESSFULLY MARKET OUR PRODUCTS.

The network through which we would plan to sell our products is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We must compete with sellers of other drugs to establish and maintain distribution channels for our products. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including us.

ACTIONS TAKEN BY FEDERAL AND/OR STATE GOVERNMENTS WITH REGARD TO HEALTH CARE REFORM COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OUR PROSPECTS.

Government, private insurers and other third-party payers are increasingly attempting to contain health care costs by (i) limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA or equivalent governing bodies, (ii) refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA or an equivalent governing body has not granted marketing approval, and (iii) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded products. In particular, some insurers and government pricing authorities have resisted reimbursement for so called "Lifestyle drugs." Our proposed therapies for PE and Dermatology applications could be considered a Lifestyle drug and thus commercialization of these products in particular could be affected. Demand for products and the prices we could charge may be influenced by other factors, including:

o the potential for the U.S. to allow the importation or re-importation of drugs from lower cost countries such as Canada, Mexico and others;

o     the trend toward managed health care in the U.S.;

o the growth of organizations such as HMOs, managed care organizations and pharmacy benefit managers;

o legislative proposals to reform health care and government insurance programs; and

o price controls and non-reimbursement of new and highly priced medicines for which the economic therapeutic rationales are not established.

Third-party payers may attempt to control costs further by selecting exclusive providers of their pharmaceutical products. If third-party payers were to make this type of arrangement with one or more of our competitors, they would not reimburse patients for purchasing our competing products. If government and third-party payers do not provide adequate coverage and reimbursement levels for users of our products, the market acceptance of these products could be adversely affected.

THE PRICES WE MAY CHARGE FOR OUR PRODUCTS AND THE LEVEL OF THIRD-PARTY REIMBURSEMENT MAY DECREASE AND OUR REVENUES COULD DECREASE.

Our ability to commercialize products successfully depends in part on the price we may be able to charge for our products and on the extent to which reimbursement for the cost of our products and related treatment will be available from government health administration authorities, private health insurers and other third-party payers. Government officials and private health insurers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the pricing flexibility distributors will have with respect to, and the reimbursement status of, newly approved health care products.

In the U.S., for instance, we expect that there will continue to be a number of federal and state proposals to implement government control of pricing and profitability of prescription pharmaceuticals. Government imposed controls could decrease the price we receive for products by preventing the recovery of development costs and an appropriate profit margin. Any of these cost controls could have a material adverse effect on our ability to make a profit. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers in connection with medical treatment of certain patients. If any actions are taken by federal and/or state governments, they could adversely affect the prospects for sales of our products.

THE USE OF OUR PRODUCTS MAY BE LIMITED OR ELIMINATED BY PROFESSIONAL GUIDELINES WHICH WOULD DECREASE OUR SALES OF THESE PRODUCTS AND, THEREFORE, OUR REVENUE AND CASH FLOWS.

In addition to government agencies, private health/science foundations and organizations involved in various diseases may also publish guidelines or recommendations to the healthcare and patient communities. These private organizations may make recommendations that affect the usage of therapies, drugs or procedures, including products developed by us. These recommendations may relate to matters such as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that are followed by patients and healthcare providers and that result in, among other things, decreased use or elimination of products developed by us could have a material adverse effect on our revenue and cash flows.

OUR PRODUCTS MAY BE SUBJECT TO RECALL.

Product recalls may be issued at our discretion or by the FDA, the Federal Trade Commission (the "FTC") or other government agencies having regulatory authority for product sales. Product recalls, if any in the future, may harm our reputation and cause us to lose development opportunities, or customers or pay refunds. Products may need to be recalled due to disputed labelling claims, manufacturing issues, quality defects, or other reasons. We do not carry any insurance to cover the risk of potential product recall. Any product recall could have a material adverse effect on us, our prospects, our financial condition and results of operations.

WE MAY BE LIABLE FOR THE USE OF HAZARDOUS MATERIALS.

Our research and development activities may involve the use of hazardous materials, chemicals and/or various radioactive compounds by us and our collaborative partners. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our resources. Our future collaborative partners may incur substantial costs to comply with environmental regulations, which costs may be passed on to us.

IF WE FAIL TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, ANIMAL TESTING LAWS AND REGULATIONS, OR FACE RELATED LITIGATION, OUR COSTS MAY INCREASE OR OUR REVENUES MAY DECREASE.

We may incur substantial costs to comply with requirements of environmental and animal testing laws and regulations. In addition, we may discover currently unknown problems or conditions related to these areas. We are subject to significant national, state and foreign environmental laws and regulations that govern the discharge, emission, storage, handling and disposal of a variety of substances that may be used in or result from our operations. We are also subject to significant national laws and regulations governing animal testing as well as risks related to activities of animal activism groups. Environmental and animal testing laws and regulations are not as extensive in certain other countries as they are in the U.S. These regulations may become significantly more stringent in the future. If any of our plants, other facilities or contractors' facilities are shut down, we will continue to incur costs in complying with regulations, appealing any decision to close our facilities, maintaining production at our existing facilities and continuing to pay labor and other costs that continue even if the facility is closed. As a result, our overall operating expenses will increase and our profits will decrease.

WE ARE DEPENDENT ON THIRD PARTIES TO SUPPLY ALL RAW MATERIALS USED IN OUR PRODUCTS AND TO PROVIDE SERVICES FOR THE CORE ASPECTS OF OUR BUSINESS. ANY INTERRUPTION OR FAILURE BY THESE SUPPLIERS, DISTRIBUTORS AND COLLABORATION PARTNERS TO MEET THEIR OBLIGATIONS PURSUANT TO VARIOUS AGREEMENTS WITH US COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, PROFITABILITY AND CASH FLOWS.

We rely on third parties to supply all raw materials used in our products. In addition, we rely and will continue to rely on third-party suppliers, distributors and collaboration partners to provide services for many aspects of our business, including compound and drug synthesis, formulation, manufacturing, warehousing, medical affairs services, clinical studies and other technical and financial services. All third-party suppliers and contractors are subject to FDA, and potentially DEA, requirements. Our business and financial viability are dependent on the regulatory compliance of these third parties, and on the strength, validity and terms of our various contracts with these third-party suppliers, distributors and collaboration partners. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition, profitability and cash flows.

RISKS RELATED TO INTELLECTUAL PROPERTY

WE DEPEND UPON OUR INTELLECTUAL PROPERTY TO FINANCE, DEVELOP AND COMMERCIALIZE OUR PRODUCTS, AND WOULD BE ADVERSELY AFFECTED IF OUR INTELLECTUAL PROPERTY IS INADEQUATELY PROTECTED OR SUPERSEDED BY OTHER TECHNOLOGY.

Like other companies in the pharmaceutical industry, we place considerable importance on obtaining protection for our technologies, products and processes. In cases in which we license intellectual property from third parties, we depend upon protection of that intellectual property by those third parties as well. Our success will depend on obtaining, maintaining and enforcing protection for products under U.S. and foreign patent laws and other intellectual property laws, preserving the confidentiality of our trade secrets and operating without infringing the proprietary rights of third parties.

Some of our patents are "method of use" patents for compounds whose "composition of matter" patents may have expired. Enhance relies upon "method of use" patents on compounds whose "composition of matter" patents may have expired. There is a risk that these "use" patents may not provide significant patent protection. We have taken and may, in the future, take steps to enhance our patent protection, but we cannot assure you that these steps will be successful or, that if unsuccessful, our patent protection will be adequate.

Through license agreements, we seek to acquire the right to use the technology covered by issued patents and patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. We also seek to protect the technology generated by our own research and development efforts through the patent application process. Patents may not be issued from these applications and issued patents may not give us adequate protection. Issued patents may be challenged, invalidated, infringed or circumvented, and any rights granted may not provide us with competitive advantages. Parties not affiliated with us have obtained or may obtain U.S. or foreign patents or possess or may possess proprietary rights relating to products being developed or to be developed by us. Patents now in existence or hereafter issued to others may adversely affect the development or commercialization of products developed or to be developed by us. Our planned activities may infringe patents owned by others.

We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets or disclose our technology. We may not be able to meaningfully protect our trade secrets which could limit our ability to exclusively produce products.

We require our employees, consultants, members of the scientific advisory board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or in collaboration with us. These agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information.

WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR PATENTS AGAINST INFRINGEMENT OR PRESSING INFRINGEMENT CLAIMS AGAINST OTHERS.

The defense and prosecution of patent suits are both costly and time-consuming, even if the outcome is favorable to us. The expenses associated with such proceedings can be prohibitive. We could incur substantial costs, including large amounts of management's time, defending infringement suits brought against us or any of our licensors or in asserting any infringement claims that we may have against others. We could also incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any litigation could have a material adverse effect on our ability to sell products or use patents in the future.

There is an inherent unpredictability in obtaining and enforcing patents outside the U.S. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties or require us to license rights from third parties or to cease selling our products. These licenses may not be made available on terms acceptable to us, or at all. If we are required to, and do not obtain any required licenses, we could be prevented from, or encounter delays in, developing, manufacturing or marketing one or more products.

Although we believe that our products and other proprietary rights do not infringe the proprietary rights of third parties, we cannot assure you that third parties will not assert infringement claims against us in the future. We cannot assure you that competitors will not intentionally infringe our patents.

ITEM 2 - DESCRIPTION OF PROPERTY

Our corporate headquarters are located in the Research Triangle area of North Carolina. Enhance leases approximately 25,000 square feet of laboratory and office space at 631 United Drive, Suite 200, Durham, NC, 27713. Our phone number at this location is (919) 806-1806. Minimum lease payments for this property amount to approximately $350,000 per year.

We also have office spaces located at 712 Fifth Avenue 19th Floor, New York, New York 10019 and at Savannah House, 5th floor 11-12 Charles II Street, London SW1Y 4QU UK. We lease our offices in New York and London for aggregate monthly rents of approximately $10,000 on a month-to-month basis, sub-let from Bioaccelerate Inc.

Our website is www.enhancebiotech.com. The information on our website is not incorporated by reference in this Form 10-KSB.

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From January to July 2004, our Common Stock was traded in the Over-The-Counter ("OTC") market and quoted on the Electronic Bulletin Board (the "Bulletin Board") and since July 2004, our Common Stock is traded on the Pink Sheets.

The following table presents the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board and subsequently on the Pink Sheets for each quarter during the year ended December 31, 2004. Such prices reflect inter-dealer quotations without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                           2003                        HIGH                LOW
Quarter Ended April 30, 2003                           2.67               0.187
Quarter Ended July 31, 2003                            4.00               2.67
Quarter Ended October 31, 2003                         4.00               2.53
Quarter Ended January, 31, 2004                        4.00               2.67
                           2004

Quarter Ended  April 30, 2004                          4.04               2.64
Quarter Ended July 31, 2004                            4.20               2.44
Quarter Ended October 31, 2004                         2.78               2.00
Quarter Ended December 31, 2004                        2.44               1.75

STOCKHOLDERS

There are approximately 347 shareholders of record of our Common Stock at May 31, 2005.

DIVIDENDS

The Company has not paid any dividends to date and does not plan to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

--------------------------- ------------------------- ---------------------------------- -------------------------------------
                                                                                            Number of Securities Remaining
                            Number of Securities to                                      Available for Future Issuance Under
                            be Issued Upon Exercise    Weighted-Average Exercise Price        Equity Compensation Plans
      Plan Category         of Outstanding Options,   of Outstanding Options, Warrants    (Excluding Securities Reflected in
                              Warrants and Rights                and Rights                          Column (a))
                                      (a)                           (b)                                  (c)
--------------------------- ------------------------- ---------------------------------- -------------------------------------
Equity Compensation Plans                          0                                $ 0                                     0
Approved by Security
Holders
--------------------------- ------------------------- ---------------------------------- -------------------------------------
Equity Compensation Plans                  7,564,857                               1.39                             5,080,000
Not Approved by Security
Holders
--------------------------- ------------------------- ---------------------------------- -------------------------------------
Total                                      7,564,857                             $ 1.39                             5,080,000
--------------------------- ------------------------- ---------------------------------- -------------------------------------

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The Company has not generated any significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Bioaccelerate invested $2 million in a private equity financing consisting of three tranches of funds from December 2003 to May 2004. For the amounts received of $775,000 on December 16, 2003, $870,000 on April 3, 2004 and $355,000 on May
31, 2004, Bioaccelerate received 2,000,000 shares of Common Stock and 5-year warrants to purchase 2 million shares (post-split) at $1.00 per share.

In August of 2004, Bioaccelerate purchased an additional 775,010 shares of Common Stock at $1.00 per share. On August 11, 2004 we completed a senior secured credit facility with Bioaccelerate for loans of up to $4 million. As an inducement for Bioaccelerate to provide the credit facility, we granted Bioaccelerate 5-year warrants to purchase 1,500,000 shares of Common Stock at an exercise price of $3.00 per share.

On August 11, 2004 Enhance and Ardent executed and delivered an Agreement and Plan of Merger (later amended, the "Merger Agreement"). Under the terms of the Merger Agreement, Enhance acquired the privately held Ardent through the merger of Ardent Acquisition Corp. (a wholly owned subsidiary of Enhance), with and into Ardent. Except for certain "Excluded Shares" and "Contingent Fee Shares", upon the conclusion of the merger Enhance shareholders owned approximately fifty-five percent (55%) and the former Ardent security holders owned approximately forty-five percent (45%), of the Common Stock of Enhance on a fully diluted basis. The merger subsequently closed on December 20, 2004, and Ardent became a wholly-owned subsidiary of Enhance. As part of the merger Bioaccelerate extended an additional $2 million senior secured credit facility to the Company on terms similar to the August 11, 2004 facility. 48,420 shares that were issued to Bioaccelerate were cancelled at year-end to conform with the holdings outlined in the Merger Agreement. The Company had drawn $1,442,000 of the August 11, 2004, $4 million credit facility as of December 31, 2004. Both facilities are repayable on the closing date of a debt or equity financing in which the Company receives at least $10 million dollars in gross receipts. The outstanding principal amount plus interest will automatically convert into the debt or equity financing placement.

On March 23, 2005, the Board of Directors of the Company elected to change the date of the Company's fiscal year end from January 31 to December 31. The Company has determined there is no material difference between the presentations of the 11 month time period versus the 12 month time period. As such, the period ended December 31, 2004, is compared to the year ended January 31, 2004. For accounting purposes the merger has been made effective as of December 31, 2004.

Ardent assets and liabilities at the year ended December 31, 2004 were included in the period end Balance Sheet for the combined company. The value of Ardent's research and development projects in progress was charged to operations upon closing of the merger in accordance with SFAS 2, Accounting for Research and Development Costs. We engaged an independent third party to appraise the value of the intangible assets acquired in the merger. Based on this appraisal, we expensed $29.6 million of the purchase price of Ardent to acquired in-process research and development. Approximately $4.7 million in compensation expense was recognized for the fair value of vested stock options issued in exchange for outstanding Ardent options. No goodwill was recognized as a result of the merger.

General and administrative expenses increased from $1,835,339 in the year ended January 31, 2004, to $2,642,014 in period to December 31, 2004. This increase was mainly due to the further development of the Company's infrastructure to support its planned growth.

Research & Development expenses for the eleven months ended December 31, 2004, were $2,040,930 as compared with $1,240,346 in the previous year. The difference is due to additional expenses in connection with the development of several of our product candidates and also in the identification of additional potential portfolio compounds.

Our expenses have consisted primarily of costs incurred from in-licensing existing product candidates, research and development of new product candidates, development of our collaboration product agreements, and general and administrative costs associated with our operations. In addition, we charged a $29.6 million expense to our Consolidated Statement of Operations for in-process research and development purchased in the merger with Ardent and approximately $4.7 million in compensation expense for the fair value of vested stock options issued to existing Ardent option holders. We also recognized a $2,255,000 cashless warrant conversion expense for the cashless exercise of 5,500,000 Common Stock Warrants held by Bioaccelerate, Inc. into 2,7500,000 Common Shares.

We expect licensing costs to increase as development milestones are achieved, and our research and development expenses to increase as we continue to develop our product candidates. If the development efforts result in clinical success, regulatory approval and successful commercialization of our products, we will generate revenues from sales of these products and from receipt of royalties on sales of these products. We expect to incur sales and marketing expenses in the future as we establish our sales and marketing organization.

Since our inception we have incurred significant losses. As of December 31, 2004, we had an accumulated deficit of $45,129,731 and a stockholders' deficit of $4,932,481. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2008.

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult to ascertain.

On February 22, 2005 we began implementing the Ardent senior secured credit facility with Bioaccelerate for loans up to $2 million. As an inducement for Bioaccelerate to provide the credit facility, we granted Bioaccelerate warrants to purchase 750,000 shares of Common Stock at an exercise price of $3.00 per share. These options expire January 1, 2009.

Enhance after the Merger: Plan of Operation

We have developed operational and strategic plans for the combined business that are based upon being funded at our current level. We believe this funding is sufficient to cover our needs until the fourth quarter of 2005, and up to our raising additional funds we shall therefore remain dependent upon the facilities provided by our largest shareholder, Bioaccelerate, Inc. Our intent is to raise between $20 million and $25 million in a private placement equity transaction to supplement our current financial situation. We anticipate that this capital, combined with potential license income from our ALZA Agreement and others, will provide funding for up to two years. There can be no assurance that such funding will be available on acceptable terms, in timely fashion or even available at all. Should new funds be delayed it will be possible to reduce the burden on current funding to a level that extends our period beyond that date through the adjustment of our development programs.

Strategy

Focus Resources: As a result of the Merger, the combined portfolio of products under development is a substantial one, and we recognize the need to target investment and resources in specific areas to ensure success and achieve best value for shareholders. We have decided to focus our activities in four areas and will adjust the strategic approach in each area to maximize the benefits for Enhance. The four areas are:

             Urology (including Male Sexual Dysfunction)
             Dermatology
             CNS
             Others (Early License Options)

We consider the Urology and Dermatology to be our core focus areas where we intend to invest the majority of our capital and attention. We intend to invest modestly in our non-core therapeutics (CNS and Others) and look to partner these compounds at an earlier stage.

To augment near term income from financing, we anticipate entering into several strategic out-licensing initiatives in our non-core areas. As our products generally address major therapeutic markets, the proceeds from such license agreements are anticipated to be significant in scope and a major funding source for the company. We have begun this process with the license of our pain compound, DPI-125, to ALZA Corporation, a division of Johnson & Johnson, and are pursuing similar arrangements for additional non-core products.

ALZA Feasibility Study, Option and License Agreement: The Company has successfully licensed its lead CNS product for pain to ALZA Corporation (a division of Johnson & Johnson). In consideration of an initial $1,250,000 fee paid upon signing the agreement, the Company granted ALZA a 12-month option for an exclusive, worldwide license to the compound. During the 12-month period, ALZA will conduct feasibility studies. If ALZA exercises the option on or before November 2005 (with certain exceptions), ALZA will proceed with development of at least two potential products: an intravenous formulation for acute pain and at least one formulation for chronic pain. ALZA may also elect to develop other formulations of DPI-125. The agreement also provides ALZA with exclusive options to license additional analgesic compounds from the Enhance portfolio. Development and commercialization expenses for the products will be borne by ALZA.

In addition to the $1,250,000 fee upon execution of the agreement, Enhance will receive further payments should ALZA exercise its option following feasibility studies, and will be eligible for development milestone payments and royalties. Enhance will also obtain the right to co-promote the intravenous product in the U.S.

Core Products - Urology and Dermatology

Urology

The lead compound in the Urology area is LI-301, a therapeutic switch product to treat Premature Ejaculation. Phase II dose-ranging studies are currently underway in Europe. Upon completion of Phase II we will then expand into the U.S. for Phase III. Our intent is to license or partner with a major pharmaceutical company at the key Phase III inflection point. As with our ALZA license we will attempt to maintain the ability to participate in the commercialization of the licensed product.

We have also discovered a number of delta opioid receptor agonists that provide significant dose-dependent inhibition of the ejaculatory response. We will continue testing these compounds to identify a lead candidate in conjunction with the development of LI-301.

Our second Urology product is DPI-221, a selective delta receptor agonist for UI. We will file an IND for DPI-221 and expect Phase I results to be available in 2005.

Dermatology

The company's portfolio includes LI-303 for Cellulite, LI-412 for Eczema/Itch, LI-312 for Psoriasis and LI-236 for Anti-Aging.

LI-303 is a therapeutic switch of an ethisterone derivative used in high oral doses for breast fibrosis, endometriosis and fistula. This product is being reformulated to target Cellulite and the "vanity pharmaceutical" sector where products such as Botox have seen success. We intend to complete formulation and pre-clinical testing during 2005 and commence clinical studies in early 2006. We believe the history and record of use for this existing agent will reduce the clinical trial requirements for this new indication and allow a more rapid path to approval than an NCE at a similar stage of development.

In addition to LI-303 we have discovered a follow-on NCE with a similar structure and mechanism of action. We are working to confirm the pre-clinical safety and efficacy of this new compound prior to initiating toxicology and other IND related studies.

LI-412 for Eczema/Itch is a therapeutic switch of an existing compound with a long history of use in oral doses for another indication. LI-412 is currently being formulated into a topical formulation for pre-clinical and clinical studies. We intend to complete formulation and pre-clinical testing during 2005 and commence clinical studies in early 2006. We believe the history and record of use for this existing agent will reduce the clinical trial requirements for this new indication and allow a more rapid path to approval than an NCE at a similar stage of development.

LI-236 is an oral formulation of an existing compound that inhibits the release of cortisol and manages the overall diurnal cycle of cortisol production implicated in skin condition and other issues associated with aging. We have begun the initial stages of development planning for LI-236 focused on seeking out experts with relevant experience and regulatory advice. Development activities will commence upon completion of the development plan.

LI-312 is a naturally occurring compound with the potential to treat a range of Dermatological conditions, including Psoriasis and Atopic Dermatitis. This NCE is being formulated as a topical treatment for these conditions. Early indications suggest minimal side effects compared with current treatment options. To date we have been unable to develop a viable manufacturing process for this agent. While we continue to seek such a process we cannot guarantee a positive result. No progress can be made until such process is identified.

CNS

This group is led by the pain product DPI-125, which has been licensed to ALZA Corporation (see above).

The two other products in this group, treatments for Depression and Parkinson's Disease, are in pre-clinical development. In 2005 we plan to complete our internal work and confirm these findings with outside expert investigators in advance of discussions with potential outside partners.

Others (Early License Options)

The group includes some potentially large revenue products. However, in our view, the investment and development time required in these therapeutic areas may be best handled by large pharmaceutical partners. The Company intends to pursue limited development of these projects.

LI-401 is a therapeutic switch of a well established, off patent compound that reduces inflammation by chelating copper and iron. We are currently finalizing our formulation prior to Phase IIa studies. We expect to commence this trial in late 2005. We currently intend to license this compound upon successful completion of Phase II trials.

ARD-353 is our delta receptor compound for Cardioprotection. We are continuing to expand the pre-clinical studies showing the safety and efficacy of ARD-353. We intend to make such investments in this compound as are necessary to attract and obtain a license with a larger pharmaceutical partner.

Our two sperm motility compounds are LI-316 (a) and (b). Both products are synthesized from a naturally occurring, non-toxic compound found in mammals. The Company is currently focusing its efforts primarily on veterinary applications for these compounds: We expect to be in AI field trials in cattle during 2005. If successful, we believe these field trials will provide a basis for partnering with commercial AI group(s) with the infrastructure to successfully market this compound. In addition, we believe these compounds may have therapeutic potential for human in vitro fertilization ("IVF") and for fertility enhancement in human intercourse. We are presently seeking suitable clinical partners for these compounds.

We are also continuing our discussions with potential partners in the Far East with a goal towards creative licensing arrangements for non-core products. We hope to use these relationships to defray early development expense, while retaining product rights in U.S. and European markets.

New Products: We will continue to search for opportunities to license-in potentially valuable products at the early to middle stages of development thereby strengthening particular aspects of the portfolio and will balance those products with longer term development opportunities from the delta receptor library.

Organizational Development

Subject to adequate funding and success in our product development programs, we anticipate hiring additional employees in the following areas:

Clinical Resources: The Company anticipates bolstering the clinical team with a senior manager experienced in later stage clinical development. This manager will maintain close control of our clinical programs and will focus on participating in U.S.-based clinical trials as well as monitoring programs based in Europe. In the short to medium term we are able to fill that role with our VP Science Europe, Dr. Sam McCormick, who has extensive experience in early stage clinical development. Ultimately we expect to augment Dr. McCormick with the additional senior management hire and with additional hires in the regulatory, project management and clinical sciences areas.

R&D Resources: The demands of the program outlined for delta receptor products will necessitate some strengthening of the pharmacology and chemistry teams in North Carolina. Some of this work may be undertaken in Asia at considerably lower cost than in the U.S. or Europe.

Administration: We anticipate reinforcing our staff with additional hires in research, clinical development, finance and accounting areas. This will be contingent upon our ability to raise future funding to support these hires and drive the development of the products in our pipeline.

In the long term, the option to develop a niche sales channel in Urology and Dermatology products either through a contract or in-house sales force will be decided by the Board of Directors. This decision will not result in a demand upon the funds currently being sought by Enhance, but will require further funding to execute the plan for the first relevant products to achieve marketing approval circa fiscal year 2008.

Infrastructure: No significant investment is expected to be required in the physical infrastructure of the offices in New York and London or the R&D facilities in North Carolina as a consequence of the additional staff proposed.

Summary

We believe that the merger with Ardent added significant scientific and management strength to the organization as well as adding promising medium and long-term products to the pipeline. We believe we have a strong and deep pipeline with six products in or approaching human clinical trials plus five additional high potential research stage products. We have signed a substantial partnership with ALZA Corporation which may provide significant revenue to fund other research programs and retains the potential for the Company to participate in product commercialization. While it is necessary to raise additional funding to execute our development plans, the added strength of mixing virtual and in-house development programs means we will have considerable flexibility to tailor activities to meet the availability of funds. We believe this structure also enables us to mitigate risks and manage our portfolio with versatility and creativity.

ITEM 7 - FINANCIAL STATEMENTS

Index to Consolidated Financial Statements                                  Page

Report of Independent Registered Public Accounting Firm                     39

Consolidated Balance Sheet as of December 31, 2004                          40

Consolidated Statements of Operations for the eleven months ended
December 31, 2004 the year ended January 31, 2004, and since Inception      41

Consolidated Statements of Stockholders' Deficit since Inception            42

Consolidated Statements of Cash Flows for the eleven months ended
December 31, 2004, the year ended January 31, 2004, and since Inception     44

Notes to the Consolidated Financial Statements                              45

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Enhance Biotech, Inc.

We have audited the accompanying consolidated balance sheet of Enhance Biotech, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the eleven month period ended December 31, 2004, the year ended January 31, 2004, and from inception (June 7, 1999) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enhance Biotech, Inc. as of December 31, 2004, and the results of its consolidated operations and its cash flows for the eleven month period ended December 31, 2004, the year ended January 31, 2004, and from inception (June 7, 1999) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding this uncertainty are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
June 29, 2005

                               ENHANCE BIOTECH, INC
                          (A Development Stage Company)
                            Consolidated Balance Sheet

ASSETS
                                                               December 31, 2004
Current Assets                                                   ------------
     Cash and cash equivalents                                   $    378,166
     Accounts receivables                                             110,030
     Prepaid insurance expense and other                              383,087
                                                                 ------------
                                                                      871,283
                                                                 ------------


     Property and equipment, net                                      807,533
     Patents                                                          576,943
     Other                                                            150,763
                                                                 ------------
                                                                 $  2,406,522
                                                                 ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

     Accounts payable                                            $  1,194,208
     Accrued expenses                                                 877,570
     Amounts due to related parties                                 1,917,595
     Current portion of long-term debt                                119,042
     Deferred revenue                                                  50,000
                                                                 ------------
                                                                    4,158,415
                                                                 ------------


Deferred revenue, less current portion                              1,200,000
Long-term debt, less current portion                                   55,560
Convertible notes payable                                           1,925,028
                                                                 ------------
                                                                    7,339,003
                                                                 ------------

Commitments and contingencies                                              --


STOCKHOLDERS' DEFICIT

     Preferred Stock, 25,000,000 shares authorized;

     none issued and outstanding                                           --
     Common Stock, par value $.001; 75,000,000 shares
     authorized, 55,627,931 shares issued and outstanding              55,628
     Additional paid in capital                                    40,247,550
     Deficit accumulated in the development stage                 (45,129,731)
     Accumulated other comprehensive loss                            (105,928)
                                                                 ------------
     Total Stockholders' Deficit                                   (4,932,481)
                                                                 ------------
                                                                 $  2,406,522
                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                       ENHANCE BIOTECH, INC
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                           11 Months               Year             From Inception
                                                             Ended                Ended             June 7, 1999 to
                                                          December 31            January 31            December 31
                                                              2004                 2004                  2004
                                                         -------------         -------------         -------------
Revenue                                                  $          --         $          --         $          --

Cost of revenue                                                     --                    --                    --

                                                         -------------         -------------         -------------
            Gross Profit                                            --                    --                    --

Operating Expenses

     Research and development                               (2,040,930)           (1,240,346)           (3,611,276)
     General and administrative                             (2,642,014)           (1,835,339)           (4,984,988)
     Cashless warrant conversion                            (2,255,000)                   --            (2,255,000)
     Acquired in-process research and development          (29,600,000)                   --           (29,600,000)
     Compensation expense                                   (4,678,467)                   --            (4,678,467)

Net (loss) attributable                                             --                    --                    --
     to common stockholders                                (41,216,411)           (3,075,685)          (45,129,731)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments                        39,562               (18,764)             (105,928)

                                                         -------------         -------------         -------------
TOTAL COMPREHENSIVE (LOSS)                               $ (41,176,849)        $  (3,094,449)        $ (45,235,659)
                                                         =============         =============         =============


Net (Loss) Per Common Share, Basic and Diluted          $       (1.40)        $       (0.16)
                                                        =============         =============

Weighted Average Number of Shares Outstanding               29,476,000            19,695,000
                                                        =============         =============


   The accompanying notes are an integral part of these financial statements.

                              ENHANCE BIOTECH, INC
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit

                                                                                                                          Total
                                                                         Additional                        Other       Stockholders'
                                                 Common Stock             Paid In       Accumulated     Comprehensive     Equity/
                                             Shares         Amount        Capital         Deficit       Profit/(Loss)    (Deficit)
                                           ----------     ----------     ----------      ----------      ----------     ----------
June 7, 1999 - Contribution of capital                    $              $      250      $               $              $      250

Excess liabilities assumed over assets
acquired from Sporting Magic, Inc.                                          (81,180)                                       (81,180)


Shares issued in satisfaction of debt       1,875,000          1,875         98,125                                        100,000

Net loss                                                                                    (23,102)                       (23,102)

                                           ----------     ----------     ----------      ----------      ----------     ----------
Balances May 31, 2000                       1,875,000     $    1,875     $   17,195      $  (23,102)     $       --     $   (4,032)
                                           ----------     ----------     ----------      ----------      ----------     ----------

Net loss                                                                                   (218,041)                      (218,041)

                                           ----------     ----------     ----------      ----------      ----------     ----------
Balances May 31, 2001                       1,875,000     $    1,875     $   17,195      $ (241,143)     $       --     $ (222,073)
                                           ----------     ----------     ----------      ----------      ----------     ----------

Shares issued for cash                        386,850            387         51,193                                         51,580
Shares issued in satisfaction of debt         150,000            150         19,850                                         20,000
Shares issued for services                      7,500              7            993                                          1,000

Net loss                                                                                   (139,736)                      (139,736)

                                           ----------     ----------     ----------      ----------      ----------     ----------
Balances May 31, 2002                       2,419,350     $    2,419     $   89,231      $ (380,879)     $       --     $ (289,229)
                                           ----------     ----------     ----------      ----------      ----------     ----------

Net loss                                                                                   (456,756)                      (456,756)
Foreign currency translation adjustment                                                                    (126,726)      (126,726)

                                           ----------     ----------     ----------      ----------      ----------     ----------
Balances January 31, 2003                   2,419,350     $    2,419     $   89,231      $ (837,635)     $ (126,726)    $ (872,711)
                                           ----------     ----------     ----------      ----------      ----------     ----------

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                              ENHANCE BIOTECH, INC
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit

                                                                                                                          Total
                                                                         Additional                        Other       Stockholders'
                                                 Common Stock             Paid In       Accumulated     Comprehensive     Equity/
                                             Shares         Amount        Capital         Deficit       Profit/(Loss)    (Deficit)
                                           ----------     ----------     ----------      ----------      ----------     ----------
Balances January 31, 2003                   2,419,350     $    2,419    $    89,231    $   (837,635)     $ (126,726)   $  (872,711)

Shares issued in reorganization            21,774,000         21,774        (21,774)                                            --
Shares issued for services - June 26, 2003    136,500            136        136,364                                        136,500
Shares issued for services -
August 7, 2003                                375,000            375        374,625                                        375,000

Shares issued for cash - November 3, 2003   2,000,000          2,000      1,998,000                                      2,000,000
Shares issued for cash - January 31, 2004     516,667            517        774,483                                        775,000

Fair value of warrants                                                       70,261                                         70,261

Net loss                                                                                 (3,075,685)                    (3,075,685)
Foreign currency translation adjustment                                                                     (18,764)       (18,764)

                                           ----------     ----------    -----------    ------------      ----------    -----------
Balances January 31, 2004                  27,221,517     $   27,221    $ 3,421,190    $ (3,913,320)     $ (145,490)   $  (610,399)
                                           ----------     ----------    -----------    ------------      ----------    -----------

Adjustment for 1.5: forward split             258,344            259           (259)                                            --
Shares issued for cash - April 30, 2004       870,000            870        869,130                                        870,000
Shares issued for cash - May 31, 2004         355,000            355        354,645                                        355,000

Shares issued for cash - August 10, 2004      775,010            775        774,235                                        775,010
Shares issued for services -
December 16, 2004                             296,672            296        444,712                                        445,008

Shares issued for the acquisition of
Ardent Pharmaceuticals Inc -
December 20, 2004                          23,149,808         23,150     27,292,334                                     27,315,484

Common Stock cancelled in accordance
with Ardent acquisition agreement -
December 20                                   (48,420)           (48)            48                                             --

Cashless exersize for conversion of
Warrants - December 28, 2004                2,750,000          2,750      2,252,250                                      2,255,000

Fair value of warrants                                                      160,798                                        160,798

Fair Value of Ardent Options                                              4,678,467                                      4,678,467

Net loss                                                                                (41,216,411)                   (41,216,411)
Foreign currency translation adjustment                                                                      39,562         39,562

                                           ----------     ----------    -----------    ------------      ----------    -----------
Balances December 31, 2004                 55,627,931     $   55,628    $40,247,550    $(45,129,731)     $ (105,928)   $(4,932,481)
                                           ----------     ----------    -----------    ------------      ----------    -----------

   The accompanying notes are an integral part of these financial statements.

                        ENHANCE BIOTECH, INC
                    (A Development Stage Company)
                Consolidated Statements of Cash Flows

                                                         Eleven Months                          From Inception
                                                             Ended             Year Ended       June 7, 1999 To
                                                          December 31,        January 31,        December 31,
                                                             2004                2004                2004
                                                        --------------      --------------      --------------
Cash flows from operating activities
Net loss                                                $  (41,216,411)     $   (3,075,685)     $  (45,129,731)
Adjustments to reconcile net loss to cash from
operating activities
Depreciation and amortisation                                    2,273                  --               2,273
Fair value of warrants issued                                   21,440              70,261              91,701
Acquired in-process research and development                29,600,000                  --          29,600,000
Compensation expense                                         4,678,467                  --           4,678,467
Cash-less warrant conversion expense                         2,255,000                  --           2,255,000
Issuance of common stock for services                          445,008             511,500             956,508
Changes in operating assets and liabilities
Increase in prepayments                                       (373,971)                 --            (373,971)
Decrease in other accounts receivable                           13,384             (22,500)             (9,116)
Increase in accounts payable                                   649,849            (174,547)          1,348,013
Increase in accrued expenses                                   330,918                  --             330,918
                                                        --------------      --------------      --------------
Net cash from operating activities                          (3,594,043)         (2,690,971)         (6,249,938)
                                                        --------------      --------------      --------------

Cash flows from investment activities
Capital expenditures                                           (54,531)                 --             (54,531)
Ardent cash acquired                                           370,585                  --             370,585
                                                        --------------      --------------      --------------
Net cash from investing activities                             316,054                  --             316,054
                                                        --------------      --------------      --------------

Cash flows from financing activities
Issuance of common stock for cash                            2,000,010           2,775,000           4,775,010
Advances from related parties                                1,541,595               9,723           1,551,318
                                                        --------------      --------------      --------------
Net cash from financing activities                           3,541,605           2,784,723           6,326,328
                                                        --------------      --------------      --------------

Effect of changes in exchange rates                             39,562             (18,764)            (14,278)

                                                        --------------      --------------      --------------
Net increase in cash and cash equivalents                      303,178              74,988             378,166

Cash and cash equivalents at beginning of period                74,988                  --                  --

                                                        --------------      --------------      --------------
Cash and cash equivalents at end of period              $      378,166      $       74,988      $      378,166
                                                        ==============      ==============      ==============

Supplemental information
No cash was paid for interest and taxes

Supplemental schedule of noncash investing and financing activities Common stock issued for:

Ardent acquisition                                      $   27,315,484
Bioaccelerate Warrants                                       2,255,000
Services                                                       445,008

   The accompanying notes are an integral part of these financial statements.

                              ENHANCE BIOTECH, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mergers and Basis of Presentation

Acquisition of Ardent Pharmaceuticals, Inc.

On December 20, 2004, Enhance Biotech, Inc. ("Enhance") completed the acquisition of Ardent Pharmaceuticals, Inc. ("Ardent") a privately held biotechnology company that uses proprietary expertise in delta receptor chemistry and pharmacology to discover, develop and commercialize a broad range of novel drug candidates. The Enhance Board of Directors believe that Ardent's resources will help maximize the potential and advance the development of Enhance's pipeline and create greater expertise and infrastructure to pursue product development opportunities. In consideration for the acquisition, Enhance issued 23,149,808 shares of common stock valued at approximately $1.18 per share to the stockholders of Ardent in exchange for 100% of their outstanding shares. Enhance has reserved approximately 5,111,299 shares in the aggregate for issuance upon exercise of outstanding options, warrants and convertible promissory notes of Ardent outstanding prior to the merger. In addition, approximately 234,172 shares were issued for fees associated with the Merger. Immediately after the acquisition the ownership interests of the former security holders of Ardent in the combined enterprise were approximately 45% of Enhance with the exclusion of a certain warrant to purchase 1.5 million shares of Common Stock issued to Bioaccelerate, Inc ("Bioaccelerate"). The transaction was completed on December 20, 2004.

For accounting purposes the merger has been made effective as of December 31, 2004. Ardent assets and liabilities at December 31, 2004 are included in the accompanying consolidated Balance Sheet. The results of operations of Ardent will be included in the Company's consolidated financial statements from January 1, 2005. The value of Ardent's research and development projects in progress was charged to operations upon closing of the merger in accordance with SFAS 2, Accounting for Research and Development Costs. No goodwill was recognized as a result of the merger with Ardent.

The Ardent purchase price of approximately $32 million included $29.6 million for intangible assets allocated to acquired in-process research and development, approximately $4.6 million for the fair value of vested Ardent stock options, and net liabilities of approximately $2.2 million. The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows:

                                                      Ardent Balances
                                                      at December 31,
                                                            2004          Adjustments     Fair Value
                                                        -----------       -----------     -----------
        Assets
      Cash and Cash Equivalents                         $    370,585                     $    370,585
      Accounts Receivable                                    110,030                          110,030
      Property, Plant and Equipment                          755,275                          755,275
      Patents                                                576,943                          576,943
      Other Assets                                            11,405                           11,405
      In-Process Research & Development                                   $29,600,000      29,600,000
                                                        -----------       -----------     -----------
                                                              -
      Total Assets                                        $1,824,238                      $31,424,238

        Liabilities

      Accounts Payable                                  $  (285,767)                     $  (285,767)
      Deferred Revenue                                   (1,250,000)                      (1,250,000)
      Long-Term Debt                                       (174,602)                        (174,602)
      Convertible Note Payable Including Accrued         (2,382,935)                      (2,382,935)
      Interest
      Other Liabilities                                     (15,450)                         (15,450)
                                                        -----------                      -----------
      Total Liabilities                                 $(4,108,754)                     $(4,108,754)

      Fair value of Ardent stock options                                    4,678,467       4,678,467
                                                                                         -----------

      Purchase Price                                                                      $31,993,951

In-Process Research and Development

As part of the acquisition of Ardent, we engaged an independent third-party to appraise the value of the intangible assets acquired. Based upon this appraisal, we allocated $29.6 million of the purchase price of Ardent to acquired In-Process Research and Development (IPR&D).

Acquired IPR&D represents drug candidates currently under development that have not yet received regulatory approval for marketing and have no alternative future use. The valuation was conducted using the income approach where estimated future net cash flows were discounted to the present value using discount rates of 20-25% in combination with probability weightings of 5 - 15%. While the intangible assets examined included both drug candidates under development by Ardent and the Ardent compound library as a whole, no value was assigned to the compound library or to three of the seven drug candidates under development. No value was assigned to these intangible assets due to the substantial amount of R&D activities remaining, related risks of further identifying and/or developing compounds from the library, and the inability to measure fair value with reasonable reliability. Four compounds made up the basis for IPR&D. Three of these products are in the "Discovery Research Phase - Two to Four Years" as defined in Exhibit 3.1 of the ACIPA Practice Aid - Assets Acquired in a Business Combination to be used in Research & Development Activities related to FASB Statement 142. The third has just entered the second phase defined therein, as "Early Development Phase - Four to Six Years".

As of the date this transaction closed, none of these developments had reached technological feasibility nor had an alternative future use. While management believes these compounds have value, their development is not complete and consequently there is considerable uncertainty as to the technological feasibility of the products. Accordingly, as per FAS 141, Par. 42, we expensed $29,600,000 as acquired IPR&D at the acquisition date, representing the portion of the purchase price attributed to these developments.

In the Company's Form 8-K/A reporting the financial information of the Ardent acquisition on an unaudited, pro forma basis, management attributed the value of intangible assets acquired to patents subject to amortization. Upon further analysis, management has determined that the most appropriate accounting for the acquired intangible assets is as described above.

Fair Value of Vested Stock Options Issued in Exchange for Outstanding Ardent Options As of the date of acquisition, Enhance issued 3,964,857 fully vested common stock options to Ardent employees. The fair value of these options has been calculated using the Black-Scholes pricing model with the following assumptions: 27 to 48 months expected life, 483% stock volatility, 3.12% to 3.55% risk-free interest rate and no dividends. The total value of $4,678,467 has been charged to compensation expense.

Deferred Revenue

In accordance with FASB 141.37k-5, the Company recognized a liability related to the Ardent deferred revenue because such deferred revenue represents a legal obligation assumed by Enhance.

Pro Forma Revenue and Net Loss

The following pro forma information is based on the assumption that the acquisition occurred at the beginning of the reporting period.

         Revenue                                     $    123,000

         Net loss                                    $ 47,507,000

         Net loss per share, basic and diluted       $      (0.94)



Acquisition of Enhance Lifesciences Inc.

Effective April 29, 2003 pursuant to an acquisition agreement dated February 6, 2003, between Enhance Lifesciences Inc. (ELSI), a privately held Delaware corporation, and Enhance, Enhance acquired all the outstanding shares of ELSI in exchange for 21,774,000 shares of its common stock, representing 90% of the outstanding common shares. The acquisition resulted in ELSI's management and Board of Directors assuming operational control of the combined entity. Accordingly, the accompanying consolidated financial statements include the historical operations of ELSI and the capital structure of Enhance.

Principles of Consolidation

The consolidated financial statements include the accounts of Enhance (incorporated in Delaware on June 7, 1999) and its wholly owned subsidiaries:
Ardent (a North Carolina Corporation), ELSI, and Enhance Life Sciences, Ltd. (a United Kingdom Corporation), collectively, the Company. All significant inter-company accounts and transactions have been eliminated.

Bioaccelerate Holdings, Inc. ("Bioaccelerate"), the Company's largest shareholder and sole provider of Enhance funding, has determined that under FIN 46 Enhance is a variable interest entity and as such has to be consolidated with the financial statements of Bioaccelerate . Management understands that Bioaccelerate is in the process of amending its December 31, 2004 Form 10-KSB to include the consolidation of the Enhance accounts.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of December 31, 2004, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management has been successful in raising capital and plans to raise additional capital, there can be no assurance that these plans will be achieved.

The Company has arranged two credit facilities from Bioaccelerate, Inc. totaling $6 million and had drawn down $1,442,000 at December 31, 2004. Both facilities are repayable on the closing of a debt or equity financing in which the Company receives at least $10 million dollars in gross receipts. The outstanding principal amount plus interest from these facilities will automatically convert into the debt or equity financing placement. The Company is currently in default on these facilities as it is not current in its filings, however, Bioaccelerate, Inc. has agreed to continue to make funds available as filing of the Form 10-KSB and Form 10-QSB will satisfy the current default.

Nature of Business

The Company's business strategy is to develop its existing pharmaceutical products, including new chemical entities arising out of the merger with Ardent, acquire additional pharmaceutical, early-mid stage product candidates, predominantly in the `life sciences' sector, selectively license its technology and establish strategic collaborations to advance its product pipeline.

Change of Fiscal Year

On March 23, 2005, the Board of Directors of the Company elected to change the date of the Company's fiscal year end from January 31 to December 31. The Company has determined there is no material difference between the presentation of 11 months time period versus 12 month time period.

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

Patents

Costs directly related to filing patent applications are capitalized and amortized using the straight-line method over the estimated useful life of the patent from the date of grant. The fair value of patents acquired is capitalized and amortized over the life of the patent. The Company assesses the recoverability of this intangible asset at least annually based on the expected future economic benefit to be derived from the underlying patent over its remaining useful life.

Licenses

The Company recognizes the purchase cost of licenses and amortizes them over their estimated useful lives.

Property and Equipment

Property and equipment are recorded at cost. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives of three to five years and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

Property and equipment consist of the following:

            Leasehold improvements                                    $ 512,348
            Furniture and equipment                                     297,458
                                                                      ---------
                                                                        809,806

            Accumulated depreciation and amortization                    (2,273)
                                                                      ---------
                                                                      $ 807,533
                                                                      =========

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."

Foreign Currency Translation

Where a subsidiary's primary functional currency is not U.S. Dollars all of its assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the year. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive losses in stockholders' equity.

Significance of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts and disclosures contained in these financial statements. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets annually and when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets". The Company believes that its long-lived assets are not impaired at December 31, 2004.

Revenue Recognition

License fee revenue is recognized under collaborative research agreements when services are performed or when contractual obligations are met. Nonrefundable fees received at the initiation of collaboration agreements for which the Company has an ongoing research and development or commercial commitments are deferred and recognized ratably over the period of the related research, development or commercial commitments. Milestone payments under collaboration agreements and research agreements are recognized as revenues ratably over the remaining period of involvement by the Company in the research, development and commercialization of the asset beginning on the date the Company achieves the indicated milestone and such achievement is acknowledged by the collaborative partner, which generally coincides with the receipt of the milestone payment. Research grants revenues are recognized as the related research is performed.

Employee Benefit Plans

All eligible employees may elect to have a portion of their salary contributed to the Company's 401(k) Plan. Enhance does not match employee contributions.

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

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. During fiscal 2004, the Company issued 1,483,333 common stock warrants at an exercise price of $1.00 per share and a further 1,500,000 common stock warrants at an exercise price of $3.00. The total value of the 1,483,333 warrants has now been expensed during the current period based on the Black-Scholes pricing model as all loans relating to the financing were capitalized during the period and all Warrants were exercised. The value of the 1,500,000 warrants is being amortized to expense over its useful life using the Black-Scholes pricing model with the following assumptions: 60 months expected life, 50% stock volatility, 3.50% risk-free interest rate and no dividends.

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

                                                           11 Months       12 Months
                                                             Ended           Ended
                                                          December 31,     January 31,
                                                              2004            2004
                                                          -----------     -----------
Numerator - Net loss                                      (41,216,411)     (3,075,685)

Denominator - Weighted average shares outstanding          29,476,000      19,695,000

Net loss per share                                        $     (1.40)    $     (0.16)

Incremental common shares
(not included in denominator of diluted loss per share because of their anti-dilutive nature)

Options, Warrants and Convertible Notes                    10,211,219       4,016,667

Comprehensive Loss

Comprehensive income (loss) is defined as all changes in a company's net assets, except changes resulting from transactions with shareholders. At December 31, 2004 and January 31, 2004, the Company has no reportable differences between net loss and comprehensive loss other than the Foreign Currency Translation Adjustments reported in the Statement of Operations.

Segment Reporting

The Company has determined that it does not have any separately reportable operating segments.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefit.

Fair Value of Financial Instruments

The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Statement of Financial Accounting Standards 107, Disclosures About Fair Value of Financial Instruments. Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, approximates carrying value due to the immediate or short-term maturity associated with these instruments. The Company does not have material financial instruments with off balance sheet risk.

Recently Issued Accounting Standards

In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard, which is effective for awards that are granted, modified or settled in cash beginning in 2006, is likely to have a material effect on the Company's consolidated financial statements.

NOTE 2 - RESEARCH & DEVELOPMENT AND LICENSE AGREEMENTS

During 2004 the Company entered into a Feasibility Study, Option and License Agreement with ALZA Corporation, a division of Johnson & Johnson ("ALZA") for the development of DPI-125 for moderate-to-severe pain. In consideration of an initial non-refundable fee of $1,250,000, Enhance granted ALZA a 12-month option for an exclusive, worldwide license to the compound, during which time, ALZA would conduct feasibility studies. If ALZA exercises the option, ALZA will proceed with development of at least two potential products, an intravenous formulation for acute pain and at least one formulation for chronic pain. ALZA may also elect to develop other formulations of DPI-125. The agreement also provides ALZA with exclusive options to license additional analgesic compounds from the Enhance portfolio. Development and commercialization expenses for the products will be borne by ALZA. In addition to the option fee upon signing the agreement, Enhance will receive further payments should ALZA exercise its option following feasibility studies, and will also be eligible for development milestone payments and royalties. Enhance also has the right to co-promote the intravenous product in the U.S.

The Company completed delivery to ALZA of certain quantities of compounds required by the agreement during December 2004. Beginning in January 2005, the Company will amortize the initial $1,250,000 fee to revenue on a straight-line basis over the 25 year time period that the Company expects to be involved with ALZA in developing and commercializing the technology. Any subsequent payments or development milestones payments will be amortized to revenue on a similar basis.

NOTE 3- EQUITY TRANSACTIONS

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

The first Private Placement for $2 million commenced in May 2003 provided that a further placement funding of $2 million would be made available on similar terms if certain milestones were achieved. On January 12, 2004, the Company secured additional private placement funding with Bioaccelerate, Inc. for $2 million at $1.00 per share with an equal number of warrants exercisable at $1.00 per share and expiring January 2009. This private placement was completed on May 20, 2004. As of January 31, 2004, 516,667 shares and an equal number of warrants were sold. To comply with the forward split, the 516,667 shares of common stock and warrants sold in this round private placement have been increased by 258,333 shares and warrants at no cost. During the quarter ended April 30, 2004, 870,000 shares of common stock, and an equal number of warrants, were sold in this round of financing. The placement closed on May 20, 2004 after a further 355,000 post split shares and an equal number of warrants were sold. A further 775,010 shares of common stock were issued upon conversion of debt on August 10, 2004. On August 11, 2004 the company issued 1,500,000 warrants for common stock at an exercise price of $3.00 on consummation of a $4 million facility agreement. As of December 16, 2004 the Company issued 296,672 Common Stock Shares for consultancy services. As of December 20, 2004 the Company issued 23,149,808 Common Stock shares to the former Stockholders of Ardent Pharmaceutical, Inc in exchange for 100% of that companies shares. 48,420 shares that were issued to Bioaccelerate were cancelled at year-end to conform with the holdings outlined in the Merger Agreement.

Warrants

Jano Holdings Ltd were issued 1,000,000 warrants (1,500,000 post split) upon granting a credit facility to the Company in February 2003. The facility was assigned to Bioaccelerate who advanced funds to Enhance by way of loan in conjunction with this credit facility.

On November 3, 2003 the company and Bioaccelerate entered into a securities purchase agreement where Bioaccelerate purchased 1,333,333 shares (2,000,000 post split) for $2,000,000.The terms of the financing included warrants to purchase an equal number of shares at an exercise price of $1.00 per share. The subscription included Bioaccelerate capitalising loans under the "Jano" agreement and is included in the equity statement.

Bioaccelerate invested a further $2 million in a private equity financing consisting of three tranches of funds from December 2003 to May 2004. For the amounts received of $775,000 on December 16, 2003, $870,000 on April 3, 2004 and $355,000 on May 31, 2004. Bioaccelerate received 2,000,000 shares of Common Stock and 5-year warrants purchasing 2 million shares (Post split) at $1.00 per share.

Cashless Exercise of Warrants

As of December 28, 2004, 2,750,000 Common Stock shares were issued to Bioaccelerate, Inc from conversion of 5,500,000 Common Stock Warrants by way of a cashless exercise at the then trading price of $2 per share. There was no cash received by the Company. At the time of the merger with Ardent, the Company valued the shares tendered to Ardent shareholders at $1.18 per share. Using $1.18 per share would have resulted in 838,983 shares being issued to Bioaccelerate. Accordingly, the Company recognized a $2,255,000 charge to earnings to reflect the value of the additional shares issued to Bioaccelerate.

Common Stock Options

SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. . As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB No. 25 and, accordingly, does not recognize compensation expense for stock option grants made to employees at an exercise price equal to or in excess of the fair value of the stock at the date of grant. Deferred compensation is recognized and amortized on an accelerated basis in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options.

For non-employee awards, the Company is required to follow the provisions of SFAS No. 123 and EITF 96-18, which require that compensation be measured at the end of each reporting period for changes in the fair value of the Company's common stock until the options are vested.

Under the Company's 2004 Incentive Plan, 8,680,000 common shares have been reserved for granting options to employees, directors or consultants. At December 31, 2004, 3,600,000 options had been granted and 5,080,000 options were available for grant. In addition, in conjunction with the merger with Ardent, 3,964,857 common shares have been reserved outside of the 2004 Incentive Plan for Ardent options granted prior to the merger. The option exercise price is generally the fair value of the Company stock at the time of grant, as determined by the board of directors.

A summary of options activity during 2004 follows:

                                                    Number      Weighted Average
                                                  of shares      Exercise Price
                                                  ---------        ---------
      Balances as of December 31, 2003                    0        $       0
        Ardent Options Holders                    3,964,857             0.78
        Options Issued to Enhance Executives      3,600,000             2.00
                                                  ---------        ---------
      Balances as of December 31, 2004            7,564,857        $    1.36

      Exercisable as of December 31, 2004         4,864,857             1.01
                                                  =========        =========

Additional information concerning options outstanding at December 31, 2004 follows:

                                  Number of           Weighted Average
          Exercise price           Shares        Remaining Contractual Life
      ------------------------- --------------- ------------------------------
              $  .34                240,544                   2.21
              $  .48                 61,958                   2.34
              $  .69                349,153                   3.44
              $  .82              3,313,202                   8.33
              $ 2.00              3,600,000                   4.97
      ------------------------- --------------- ------------------------------
           $ .34 - 2.00           7,564,857                   6.26

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option pricing model.

The value of the 3,964,857 vested options issued to existing Ardent option holders has been charged to compensation expense at the time of the acquisition. The fair value of these options has been calculated using the Black-Scholes pricing model with the following assumptions: 27 to 48 months expected life, 483% stock volatility, 3.12% to 3.55% risk-free interest rate and no dividends.

Had the Company valued the 3,600,000 new employee stock options at fair value using the minimum value method, compensation expense would have increased by approximately $1,061,998, the vested portion of the total $4,678,467 option value. This expense would have resulted in an increase in loss per share of $0.03 per share. The value of these options was determined using the Black-Scholes pricing model with the following assumptions: 48 months expected life, 483% stock volatility, 3.55% risk-free interest rate and no dividends.

NOTE 4 - LONG TERM DEBT

The Company's borrowings under an equipment lease financing agreement are collateralized by the related equipment and furniture and fixtures, at interest rates between 12% and 13%. Future aggregate annual maturities are:

                               2005           $   119,042
                               2006                55,560
                                              -----------
                                              $   174,602
                                              ===========

NOTE 5 - CONVERTIBLE NOTE PAYABLE

In 1999 and 2000, the Company formed two joint ventures with Elan Corporation ("Elan") that were terminated in 2002 and 2003. As part of the joint ventures Elan loaned the Company $1,925,028 in convertible debt financing, maturing on April 14, 2006. Interest accrues at 9% per annum, compounded on an annual basis. Elan has the right to convert the note into the number of common shares that is obtained by dividing outstanding principal and interest by 10.29. At December 31, 2004, accrued interest totaled $457,908.

NOTE 6 - RELATED PARTY TRANSACTIONS

The following is a summary of related party transactions and amounts due at December 31, 2004:

----------------------------- ------------------------- ------------------- ----------------------------------------
Name                          Relationship              Amount Due          Comment

----------------------------- ------------------------- ------------------- ----------------------------------------
Mr. C Every                   CEO                       $252,000            Unpaid salary
----------------------------- ------------------------- ------------------- ----------------------------------------
Mr. S McCormick               Vice President            $147,000            Unpaid consultancy fees
----------------------------- ------------------------- ------------------- ----------------------------------------
Bioaccelerate, Inc. (1)       Investor & Security       $1,442,000          Borrowing under credit facility
                              holder                                        agreements
----------------------------- ------------------------- ------------------- ----------------------------------------
Sterling FCS (2)              Consultancy includes      $62,595             Fees outstanding
                              Enhance Secretary,
                              Linden Boyne
----------------------------- ------------------------- ------------------- ----------------------------------------
Mr. B. Young (3)              Former officer &          $14,000             Balance of Consultancy contract
                              Director                                      Payments during 2004 $102,000
----------------------------- ------------------------- ------------------- ----------------------------------------
Ms. J. Chang (4)              Spouse of our President                       Salary payments during 2004 $53,316
                              Asia Pacific Operations                       plus 20,000 options for Common stock
                              and CSO
----------------------------- ------------------------- ------------------- ----------------------------------------
Ms. H. Duan (4)               Family member of our                          Salary payments during 2004 $41,767
                              President Asia Pacific                        plus 10,000 options for Common stock
                              Operations and CSO
----------------------------- ------------------------- ------------------- ----------------------------------------
Mr. J. Wu (5)                 Director                                      $87,570 paid in research fees in 2004
                                                                            to XenoBiotic Laboratories, Inc.
----------------------------- ------------------------- ------------------- ----------------------------------------
Mr. T Gupton(6)               Director                                      Fee payments in 2004 $6,014
----------------------------- ------------------------- ------------------- ----------------------------------------
                              Total due to related      $1,917,595
                              parties
----------------------------- ------------------------- ------------------- ----------------------------------------

(1) Bioaccelerate Holdings, Inc. and its wholly owned subsidiary Bioaccelerate, Inc. are our largest stockholder and principal lender to the Company. Bioaccelerate, Inc. has a security interest in substantially all of our assets for providing a credit facility of $4 million to the Company. The credit line facilities provided from Bioaccelerate for $4,000,000 (effective August 11,
2004) and $2,000,000 (effective January 1, 2005) respectively are on similar terms, being drawn down against agreed budgets, each attracting the issue of five year Warrants at a $3.00 exercise price, amounting to 1,500,000 and 750,000 warrants respectively, and secured over the assets of the business. In each case events resulting in the Maturity Date of the facilities include the Company achieving a debt or equity financing arrangement of at least $10,000,000 in proceeds to the Company, on which event the facilities and any outstanding interest due under the agreements shall automatically convert into the placement.

(2) Sterling FCS provides certain accounting services for the maintenance of management accounts and financial reporting and other management services on a contract dated May 3, 2004. Fees include fees paid to Linden Boyne Secretary and former CFO.

(3) Contract expired December 31, 2004

(4) Ms. Duan and Ms. Chang are family members of our President/Asia Pacific Operations

(5) Mr. Wu, one of our directors, is President of XenoBiotic Laboratories, Inc, a company that performs contract research for the Company. XenoBiotic was acquired by IVAX Laboratories in 2001 and has been operating as a wholly owned subsidiary. In 1997 and 1998, Ardent issued 3,400,000 shares of its common stock at $0.25 per share for services valued by both parties at $970,000. At the time of the acquisition by IVAX, these shares were transferred to NovoRX Holding Company, Inc., an entity controlled by Mr. Wu.

(6) Mr. T. Gupton is a partner in the accounting firm of Pitman, Hughes and Gupton. His firm received $6,014 in 2004 as compensation for tax return preparation and other financial analysis services. As of the end of 2004, the Company no longer utilizes the services of this firm.

Ardent and SCO Financial Group LLC ("SCO"), our second largest shareholder, are parties to an agreement, as amended, with SCO for SCO to provide banking and merger and acquisition consultancy and advice to Ardent. The agreement provides that a merger with Enhance was excluded from the agreement. While the merger was completed and an affiliated third party, Century Capital Associates, was employed by Ardent to provide business and financial consulting services in connection with the merger, with the full knowledge of SCO, SCO is now claiming the right to charge fees for the transaction and associated services. No further action has been taken by either SCO or the Company at this time. The Chairman of SCO is Steven Rouhandeh, in which capacity he has the sole voting power over 6,935,019 shares of our Common Stock owned by SCO. Additionally, 685,881 shares of our Common Stock are held by three Trusts of which Mr. Rouhandeh or his spouse is a trustee and has shared voting power.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Research and Development

On July 1, 2003 the Company entered into an agreement with Queen Mary and Westfield College to provide research and development services for the Company's infertility program. The agreement is for three years and is payable in quarterly installments of $54,000.

Leases

The company leases office and lab space under non-cancelable operating leases. Future minimum annual lease payments are:

                               2005           $   344,147
                               2006               348,943
                               2007               310,536
                               2008               319,852
                               2009               319,852
                               Thereafter           9,596
                                              -----------
                                              $ 1,652,926
                                              ===========

The Company also rents office space in New York and London from an affiliated company on a month-to-month basis at a monthly cost of approximately $10,000. Rent expense incurred during the eleven months ended December 31, 2004 was $110,000.

Glaxo SmithKline Royalty

The Company possesses the exclusive worldwide rights to certain technology acquired from GlaxoSmithKline, and as a result may be obligated for future royalty payments of up to 2% of net sales on the technology acquired for the duration of the related patents.

Organon License

During 1999, the Company granted a license to N.V. Organon AG ("Organon") to use the Company's patent rights in the development, manufacture, use and sale of one of its analgesic compounds (the "License"). Organon made nonrefundable cash payments to the Company of $4 million during 1999 and 2000. During March 2003, Organon notified the Company of its intention to discontinue development of DPI-3290 under the License. Subsequent to this notification, Enhance delivered to Organon a notification of termination of the agreement for cause. By letter to the Company, dated January 11, 2005, Organon asserted its belief that it maintains certain rights under the License. The Company believes this claim is without merit and has initiated dispute resolution procedures specified in the License to confirm that the License has been terminated and that Organon has no further rights thereunder.

NOTE 8 - INCOME TAXES

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

The Company is subject to income taxes in the United States of America, United Kingdom, the state of New York and the state of North Carolina. As of December 31, 2004 and January 31, 2004, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $40,000,000 and $3,000,000, respectively, that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The components of pretax income (loss) and the difference between taxes computed at the statutory federal rate and the provision for income taxes consists of the following:

           Loss for the eleven months
              ended December 31, 2004                    $ (41,216,411)
           Provision of Federal income taxes
             at the statutory rate                       $  14,000,000
           Change in valuation allowance                   (14,000,000)
                                                         -------------
           Provision                                     $           0

The components of deferred income taxes (there were no deferred tax liabilities) are as follows:

           Net operating loss carry forward              $  13,600,000
           Less valuation allowance                        (13,600,000)
                                                         -------------
           Deferred tax asset, net                       $           0

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A -- CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, except as discussed in the next paragraph below, in timely ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified material weaknesses within its internal control framework which are particularly significant following the Company's acquisition of Ardent on December 20, 2004. Historically, all accounting functions have been managed from the United Kingdom on an outsourced basis with personnel resources limited in number and detailed knowledge of US accounting principles and SEC requirements. While this arrangement was adequate during previous reporting periods, it has become clear during the preparation of this report, which includes the historical results of Ardent as well as the Company, that it is no longer practical to manage the accounting functions from the United Kingdom with such limited resources when the principal business, accounting and financial activities of the Company take place in the United States. This has resulted in a disconnect at times between top management members involved in operations and the accounting function in which the Company has entered into material transactions without the full participation or contemporaneous knowledge of all of the accounting personnel responsible for the accounting and disclosure of such transactions and without making available contemporaneously to all such accounting personnel the complete transaction documents relating to such transactions. This situation has caused delays and challenges in the timely and proper recording of such transactions in the general ledger and financial statements of the Company which have adversely affected the Company's internal control over its financial reporting. The Company is committed to transferring all accounting functions to its principal executive offices in the United States and to expanding its accounting staff in such office so that inadequate (a) communication between senior management and accounting personnel, (b) segregation of accounting duties, (c) resources necessary to accurately and timely prepare financial statements, (d) onsite supervision and review of accounting personnel and (e) effective monitoring and oversight of the accounting and reporting functions will no longer be identified material weaknesses within its internal control framework.

It should be noted that, in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily will apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company believes that the changes in the disclosure controls and procedures that it is implementing will enable it to reach a level of reasonable assurance of achieving the desired control objectives.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Directors and Officers of Enhance as of December 31, 2004.

      Name                   Age     Position
      ----                   ---     --------
      Christopher Every       53     Chief Executive Officer, President and
                                     Director
      Phillip S. Wise         46     Chief Financial Officer
      Kwen-Jen Chang          61     President Asia Pacific Operations and Chief
                                     Scientific Officer

      Sam McCormick           55     VP Science Europe
      Linden Boyne            62     Secretary
      Lee Cole                44     Director
      David Scales            53     Director
      Andrew J. Cosentino     51     Director
      Timothy C. Gupton       55     Director
      Jinn Wu                 56     Director

At December 31, 2004 the Audit Committee consisted of Messrs. Gupton (Chairman), Cole, Cosentino and Every; the Compensation Committee of Messrs. Cole (Chairman), Scales, and Gupton; the Governance and Nominating Committee of Messrs. Cosentino (Chairman), Cole and Wu. Mr. Gupton qualifies as an Audit Committee financial expert pursuant to the requirements of the Exchange Act and is independent as that term is used therein.

At this date, our Directors do not receive, and have not received, any remuneration for service as Directors, but receive reimbursement of expenses for attendance at meetings. We have established Directors' and Officers' Liability Insurance coverage for our Board of Directors and our officers, and we will indemnify them to the fullest extent permissible under Delaware law.

Set forth below is certain biographical information regarding Executive Officers and Directors.

Christopher Every - Chief Executive Officer, President and Director

Mr. Every has served as President, Chief Executive Officer and Director of Enhance since September 2002. Mr. Every has more than 20 years of business development, marketing and management experience in the commercialization of new technical and scientific products in industries including paper, adhesives and filtration technologies. In 1986, Mr. Every founded a management consultancy providing sales and marketing expertise to clients including Electrolux plc and Entre Computers. Mr. Every is also a founder of two developing companies. One is an environmental biotech company that takes development programs from university departments in the UK, U.S. and South Africa and commercializes them. The other is a materials handling company developed in a consortium of European companies granted funding by the European Union. From 1992 to 2002, Mr. Every consulted for major companies and government bodies on strategic management, sales, marketing and IT-related projects in the UK and U.S. From 1988 to 1991 he worked as a full-time consultant with Williams Holdings PLC, as Managing Director, running a group of subsidiaries with annual turnover of more than 20 million pounds Sterling. His other clients included Antwerp Regional Government tax offices, Associated Tyre Services Plc, Powergen Plc and TXU Energi.

Phillip S. Wise, MBA, - Chief Financial Officer

Mr. Wise is the former Chief Financial Officer and VP, Business and Commercial Development at Ardent. Prior to joining Ardent, Mr. Wise was Director of Marketing for New Product Development and Managed Care Marketing for GlaxoWellcome. While there he gained experience in acute care areas such as stroke and septic shock, as well as acute and chronic cardiovascular products. Prior to the merger of Glaxo and Burroughs Wellcome, Mr. Wise managed the

Anesthesia Marketing Department for Burroughs Wellcome. He has a Masters in Business Administration from the Colgate Darden School of Business at the University of Virginia and an undergraduate degree in engineering from the Georgia Institute of Technology.

Kwen-Jen Chang, Ph.D. - President - Asia Pacific Operations and Chief Science Officer

Dr. Chang is the former Chairman, CEO and Founder of Ardent. Dr. Chang currently holds an Adjunct Professor appointment in the Department of Anesthesiology at Duke University Medical Center in Durham, North Carolina. Before the merger of Glaxo and Burroughs Wellcome, Dr. Chang was a Research Scientist at Burroughs Wellcome for over 20 years. His principal research focused on the search for new types of receptors, their pathophysiological functions and mechanism of actions, and receptor-selective drugs. His major achievements are the discovery of Delta receptors and Delta receptor-selective compounds and the understanding of physiological functions of the Delta receptors. Dr. Chang received his Bachelor of Science degree in Pharmacy from the School of Pharmacy at the National Taiwan University in Taipei, Taiwan, and his doctorate in Biochemical Pharmacology from the State University of New York at Buffalo. Dr. Chang has published more than 180 papers.

Dr. Sam McCormick - VP Science Europe

Dr. McCormick has been the Director of Pathology at Huntingdon Life Sciences Limited since 2001 and Enhance's Chief Scientific Officer since 2003. Dr. McCormick is an expert in early-stage drug development and safety issues. From 1989 to 2001, Dr. McCormick held senior positions at GlaxoWellcome, including director of regulatory toxicology and director of U.S. pre-clinical sciences, and senior pathology positions between 1973 and 1986 at Unilever Research. Dr. McCormick holds a M.V.B. degree in Veterinary Medicine from Trinity College, Dublin; M.R.C.V.S. degree in Veterinary Medicine from Royal College Veterinary Surgeons; Ph.D. Pathology, Royal (Dick) School of Veterinary Studies, the University of Edinburgh; M.R.C.P. Royal College of Pathologists; and F.R.C.P. Royal College of Pathologists. In addition to science management responsibilities Dr McCormick has taken responsibility for the management of the Company's clinical programs in both Europe and the U.S.

Linden Boyne - Secretary

Mr. Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores. Mr. Boyne was subsequently appointed to NSS Newsagents' Board of Directors in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. Mr. Boyne has been Secretary of Rosegold Ltd., Shopfitters since 1991 and Alexander Wolfe, Inc. Mr. Boyne also serves as a director of Bioaccelerate Holdings, Electronic Game Card, Inc. and Auto Data Network, Inc. In addition, Mr. Boyne is CEO of Sterling FCS, an accounting firm that provides consultancy services to the Company.

Lee Cole - Director

Mr. Cole has extensive commercial experience, particularly with venture capital. From 1995 to 1999, Mr. Cole served as the Managing Director of Tech Capital Group, a technology consulting and venture capital firm. In 1997, Mr. Cole was one of two founders of Bioenvision, Inc. (NASDAQ: BIVN), an emerging biopharmaceutical company that develops drugs to treat cancer. Mr. Cole also serves as a director of Electronic Game Card, Inc., Neuro Bioscience, Inc. and Auto Data Network, Inc., and is Chairman of Bioaccelerate Holdings, Inc..

David Scales, LLM, Ph.D., FIBiol, FRCPath - Director

Dr. Scales is a pre-clinical expert with extensive large pharmaceutical and biotech company experience as well as regulatory, legal and financial experience. Dr. Scales is the former Director of Toxicological Science and Head of Worldwide Regulatory Affairs for GlaxoSmithKline, where he worked for 18 years, as well as a member of several biotech start-up teams in the UK. Dr. Scales is currently the Head of Drug Development at Antisoma plc, a UK-listed oncology pharmaceutical specialist. Dr. Scales is a director and board member of the UK Public Health Laboratory Services, a division of the UK Health Protection Agency. He joined the Board of Enhance as an independent Director in April 2004.

Andrew J. Cosentino - Director

Mr. Cosentino has more than 25 years of experience addressing matters crucial to the success of developing and mature enterprises, including formation and structuring, capitalization (through public and private equity and debt transactions), operations, intellectual property acquisition and development, contracts, corporate governance, merger, acquisition and disposition, and recapitalization and reorganization of their businesses. Mr. Cosentino's practice, as a partner in large U.S.-based law firms included representation of biotechnology, software, high technology and Internet-related businesses, as well as clients in more mature industries, including United States-based enterprises and businesses based in Europe, Latin America and the Far East. Mr. Cosentino graduated from Yale University in 1976. Mr. Cosentino is also currently a Senior Vice President and Director of Bioaccelerate Holdings, Inc.

Timothy C. Gupton - Director

Mr. Gupton is a partner of Hughes Pittman & Gupton, LLP of Raleigh, North Carolina. He is also a general partner with the venture capital firm of Research Triangle Ventures, LP. Previously Mr. Gupton was an Audit Partner at KPMG. He co-founded and served as the Chief Financial Officer for six biopharmaceutical companies in the Research Triangle Park area including two which are now public and one which was sold to a public company.

Jinn Wu, Ph.D.  - Director

Dr. Wu founded XenoBiotic Laboratories, Inc. in 1987 and has served as President and Chief Executive Officer of that company since that time. He was a senior research chemist and research associate at FMC Corporation in Princeton, New Jersey from 1980 to 1987. He received his BS in Pharmacy, MS in Pharmaceutical Chemistry from the School of Pharmacy, National Taiwan University and his doctoral degree in Natural Products Chemistry and Medicinal Chemistry from the College of Pharmacy at the Ohio State University. Dr. Wu has published more than 50 scientific papers and served as a consultant for NIH-NCI since 1999.

To the knowledge of management, during the past five years, no present or formerdirector or executive officer of the Company:

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

Science Advisors

These scientists are appointed by the Board of Directors and provide critical review and advice pertaining to our product research and development, business development activities and strategies at the request of management or the Board of Directors. Our science consultants are compensated on a case-by-case basis based on their commitment of time and other factors. Compensation through stock options or stock purchases may be provided. To our knowledge, none of our science consultants has any conflict of interest between his obligations to us and his obligations to others.

The following is a list of our current science consultants and their primary professional or academic affiliations and qualifications:

Marcel Waldinger Ph.D. is a neuropsychiatrist and world expert in sexual dysfunction. Dr. Waldinger is the Head of Department of Psychiatry and Neurosexology at Leyenburg Hospital, The Hague, Netherlands.

Professor Gavin Vinson Ph.D. is a Professor and the Chair of Biochemistry at Queen Mary and Westfield College. Professor Vinson is a world-renowned endocrinologist.

Kevin Bilyard, Ph.D. is managing director of Development and Management Resources Ltd., a business development and project management consultancy for early-stage biotechnology and pharmaceutical companies. He has more than 20 years of experience in drug discovery, product development and licensing strategy at major pharmaceutical companies, including AstraZeneca and GlaxoSmithKline. Mr. Bilyard is a director on the boards of DMI BioSciences, Inc. and DMI Synthesis, Ltd. He is also the Head of Drug Development for Bioaccelerate Holdings.

Dr. Gerald Curtis, Ph.D. is founder and Chief Executive Officer of Bowman Research Ltd, an early-stage pharmacology and drug discovery company. Prior to founding Bowman, Gerald was Professor of Biochemistry at the University of Wales, Cardiff.

Dr. Claude Laruelle is Chief Executive Officer of CLL Pharma, a leading generic drug manufacturer and reformulation specialist based in France. Dr. Laruelle is a medicinal chemist whose expertise is drug development, particularly drug delivery design

Dr. George Margetts is Managing Director and Founder of Stegram Pharmaceuticals Ltd. Dr. Margetts is the former Head of Drug Development for Sanofi-Synthelabo in Europe

Dr. Chris Wood, Ph.D. is Chairman and Chief Executive Officer of Bioenvision, Inc (NASDAQ: BIVN). Dr. Wood is a former oncology surgeon at The Royal Postgraduate Medical School in London and has published more than 100 papers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of our Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Directors, executive officers and greater than ten percent shareholders are required to furnish us with copies of all such forms that they file.

To the Company's knowledge, based solely on a review of the forms furnished to us, all of our directors and executive officers and Bioaccelerate, Inc., one of our ten percent shareholders, have not filed any required reports under Section 16(a).

Code of Ethics

As of December 16, 2004, we restated in its entirety our Code of Business Ethics and Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The revised Code was filed with the Commission and is incorporated by reference herein to Exhibit 14.1 of our Current Report on Form 8-K dated December 16, 2004.

ITEM 10 - EXECUTIVE COMPENSATION

The following table summarizes compensation earned in the 2004, 2003 and 2002 fiscal years by all of our executive officers, including those who became executive officers of the Company following the Ardent Merger.

----------------------------------------------------------------- ------------------------------------------------------------
                      Annual Compensation                                           Long Term Compensation
----------------------------------------------------------------- ------------------------------------------------------------
                                                                               Awards                        Payouts
----------------------------------------------------------------- -------------------------------- ---------------------------
    Name &                                       Other Annual        Restricted      Securities    LTIP          All Other
   Principal                                     Compensation     Stock Awards ($)   Underlying     Payouts    Compensation
   Position       Year   Salary ($)   Bonus ($)        ($)                             Options
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
   C. Every
     C.E.O        2004   225,000(1)       -             -                -              1,400,000      -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
                  2003   180,000(1)       -             -                -                -            -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
                  2002   180,000(1)       -             -                -                -            -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
    P. Wise
     C.F.O        2004   168,250      40,000            -                -              1,345,784      -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
                  2003   160,700          -             -                -                 70,000      -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
                  2002   158,372                                         -                307,000
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
   K. Chang
President Asia
Pacific & C.S.O   2004   222,820      40,000       132,530(2)            -              1,236,898      -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
                  2003   212,143          -             -                -                100,000      -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
                  2002   213,208          -             -                -                 75,000      -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
 S. McCormick
  VP Science
    Europe        2004   $90,000(1)       -             -                -                -            -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
                  2003   $90,000(1)       -             -                -                -            -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
                  2002   $90,000(1)       -             -                -                -            -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
   L. Boyne
   Secretary
 (C.F.O prior
  to Merger)     2004(3)      -           -             -                -                -            -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
                  2003        -           -             -                -                -            -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------
                  2002        -           -             -                -                -            -             -
---------------- ------- ------------ ---------- ---------------- ----------------- -------------- ---------- ----------------

      Notes:(1)   Salaries for both of Mr. Every and Dr. McCormick have been accrued but not been paid in full for each of the years included in the table. Accruals amount to $399,000 at December
                  31, 2004.

            (2) In 2004 Dr. Chang received $132,530 that had been accrued in a deferred compensation plan.

            (3) In 2004 fees for Linden Boyne were included in the Fees charged by Sterling FCS included in related party disclosures

      Option/SAR Grants in Last Fiscal Year

----------------------------------------------------------------------------------------------------------
                                         Individual Grants
----------------------------------------------------------------------------------------------------------
                         Number of Securities        Percent of Total        Exercise or
                        Underlying Option/SARs   Options/SARs Granted to      Base Price      Expiration
        Name                 Granted (#)         Employees in Fiscal Year       ($/Sh)           Date
---------------------- ------------------------- ------------------------- ----------------- -------------
      C. Every
        C.E.O                 1,400,000                   30.12%                 2.00          12/19/09
---------------------- ------------------------- ------------------------- ----------------- -------------
       P. Wise
        C.F.O                  145,784                    4.30%                  0.82          04/11/14
---------------------- ------------------------- ------------------------- ----------------- -------------
                              1,200,000                   25.82%                 2.00          12/19/09
---------------------- ------------------------- ------------------------- ----------------- -------------
      K. Chang
   President Asia
   Pacific & C.S.O             236,898                    4.84%                  0.82          04/11/14
---------------------- ------------------------- ------------------------- ----------------- -------------
                              1,000,000                   21.52%                 2.00          12/19/09
---------------------- ------------------------- ------------------------- ----------------- -------------
    S. McCormick
  VP Science Europe               -                         -                     -               -
---------------------- ------------------------- ------------------------- ----------------- -------------
      L. Boyne
  Secretary (C.F.O
  prior to Merger)                -                         -                     -               -
---------------------- ------------------------- ------------------------- ----------------- -------------

----------------------------------------------------------------------------------------------------------
Aggregated Option / SAR Exercises and Fiscal Year-End Option / SAR Values
----------------------------------------------------------------------------------------------------------
                                                   Number of Securities          Value of Unexercised
                     Shares                       Underlying Unexercised      In-The-Money Options/SARs
                   Acquired on      Value       Options/SARs at FY-end (#)          at FY-End ($)
      Name        Exercise (#)   Realized ($)   Exercisable/Unexercisable     Exercisable/Unexercisable
----------------- -------------- ------------- ----------------------------- -----------------------------
    C. Every
     C.E.O              -             -            350,000 / 1,050,000                  0 / 0
----------------- -------------- ------------- ----------------------------- -----------------------------
    P. Wise
     C.F.O              -             -             934,889 / 900,000                 756689 / 0
----------------- -------------- ------------- ----------------------------- -----------------------------
    K. Chang
 President Asia
Pacific & C.S.O         -             -             789,401 / 750,000                 634335 / 0
----------------- -------------- ------------- ----------------------------- -----------------------------
  S. McCormick
   VP Science
     Europe             -             -                     -                             -
----------------- -------------- ------------- ----------------------------- -----------------------------
    L. Boyne
   Secretary
(C.F.O prior to
    Merger)             -             -                     -                             -
----------------- -------------- ------------- ----------------------------- -----------------------------

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Christopher Every - CEO: A three-year employment agreement between the Company and Mr. Every provides for an annual base salary of $225,000, eligibility to receive an annual discretionary bonus based on the attainment of performance targets established by the Board of Directors, stock bonuses equivalent to $35,000 on each of the first three anniversaries of the effective date of the Ardent merger and 1,400,000 options to purchase Common Stock issued upon the effective date of the merger with one-quarter of the options vesting on the date of grant and the remainder vesting equally over three years. If employment is terminated without cause by the Company or for good reason by Mr. Every, Mr. Every would be entitled to the following: (i) continuing salary payments over a severance period of twelve (12) months if terminated on or after the first anniversary of the effective date of the merger or continuing salary payments over a severance period lasting until the second anniversary of the effective date if terminated prior to the first anniversary of the effective date, (ii) any accrued but unpaid salary, bonus, expenses and benefits, (iii) continuing coverage under employee benefit plans during the severance period, and (iv) unvested options scheduled to vest over the severance period shall vest immediately upon termination. A copy of Mr. Every's Employment Agreement was filed with the Commission as Exhibit 10.4 to the Current Report on Form 8K dated December 20, 2004.

Phillip S. Wise - CFO: A three-year employment agreement between the Company and Mr. Wise provides for an annual base salary of $225,000, eligibility to receive an annual discretionary bonus based on the attainment of performance targets established by the Board of Directors, stock bonuses equivalent to $35,000 on each of the first three anniversaries of the effective date of the Ardent merger and 1,200,000 options to purchase Common Stock issued upon the effective date of the merger with one-quarter of the options vesting on the date of grant and the remainder vesting equally over three years. If employment is terminated without cause by the Company or for good reason by Mr. Wise, Mr. Wise would be entitled to the following: (i) continuing salary payments over a severance period of twelve (12) months if terminated on or after the first anniversary of the effective date of the merger or continuing salary payments over a severance period lasting until the second anniversary of the effective date if terminated prior to the first anniversary of the effective date, (ii) any accrued but unpaid salary, bonus, expenses and benefits, (iii) continuing coverage under employee benefit plans during the severance period, and (iv) unvested options scheduled to vest over the severance period shall vest immediately upon termination. A copy of Mr. Wise's Employment Agreement was filed with the Commission as Exhibit 10.6 to the Current Report on Form 8K dated December 20, 2004.

Kwen-Jen Chang -President Asia Pacific & CSO: A three-year employment agreement between the Company and Dr. Chang provides for an annual base salary of $222,820, eligibility to receive an annual discretionary bonus based on the attainment of performance targets established by the Board of Directors, and 1,000,000 options to purchase Common Stock issued upon the effective date of the Ardent merger with one-quarter of the options vesting on the date of grant and the remainder vesting equally over three years. If employment is terminated without cause by the Company or for good reason by Dr. Chang, Dr. Chang would be entitled to the following: (i) continuing salary payments over a severance period of twelve (12) months if terminated on or after the first anniversary of the effective date of the merger or continuing salary payments over a severance period lasting until the second anniversary of the effective date if terminated prior to the first anniversary of the effective date, (ii) any accrued but unpaid salary, bonus, expenses and benefits, (iii) continuing coverage under employee benefit plans during the severance period, and (iv) unvested options scheduled to vest over the severance period shall vest immediately upon termination. A copy of Dr. Chang's Employment Agreement was filed with the Commission as Exhibit 10.5 to the Current Report on Form 8K dated December 20, 2004.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our Common Stock as of May 31, 2005 by (i) all those known by our management to be owners of more than five percent of the outstanding shares of Common Stock;
(ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

------------------------------------------ ------------------------------ ------------------------------
                                            Aggregate Number of Shares
  Name and Address of Beneficial Owner          Beneficially Owned         Percentage of Ownership (1)
------------------------------------------ ------------------------------ ------------------------------
Bioaccelerate, Inc. (2)
712 Fifth Avenue 19th floor
New York, NY 10019                                  11,698,340                       20.48%
------------------------------------------ ------------------------------ ------------------------------
SCO Capital Partners  LLC (3)
Steven H. Rouhandeh
1285 Avenue of the Americas, 35th fl
New York, NY  10019                                  7,620,900                       13.70%
------------------------------------------ ------------------------------ ------------------------------
Scarlet Knights Holdings, LLC
215 Morris Ave.
Spring Lake, NJ 07762                                4,278,034                        7.69%
------------------------------------------ ------------------------------ ------------------------------
Crescendo Holdings
Suite F8 International Commerce Center
Main Road
Gibraltar                                            2,010,450                        3.61%
------------------------------------------ ------------------------------ ------------------------------
Kwen-Jen Chang (4)
631 United Drive, Suite 200
Durham, NC 27713                                     3,632,186                        6.53%
------------------------------------------ ------------------------------ ------------------------------
Jinn Wu (5)
6 Dey Farm Dr.
Princeton, NJ  08550                                 3,120,869                        5.58%
------------------------------------------ ------------------------------ ------------------------------
Phillip S. Wise (6)                                   934,889                         1.65%
631 United Drive, Suite 200
Durham, NC 27713
------------------------------------------ ------------------------------ ------------------------------
Christopher Every (7)
20 The Crofters
Streatham, Ely
Cambridgeshire CB6 3NF
UK                                                    894,350                         1.60%
------------------------------------------ ------------------------------ ------------------------------

------------------------------------------ ------------------------------ ------------------------------
                                            Aggregate Number of Shares
  Name and Address of Beneficial Owner          Beneficially Owned         Percentage of Ownership (1)
------------------------------------------ ------------------------------ ------------------------------
Timothy C. Gupton (8)
1500 Sunday Dr., Suite 300
Raleigh, NC  27607                                    104,965                         0.19%
------------------------------------------ ------------------------------ ------------------------------
David Scales
712 Fifth Avenue 19th Floor
New York, NY 10019                                       0                             0%
------------------------------------------ ------------------------------ ------------------------------
Lee Cole (9)                                        11,698,340                       20.48%
712 Fifth Avenue 19th floor
New York, NY 10019
------------------------------------------ ------------------------------ ------------------------------
Linden Boyne (9)
11-12 Charles II Street
London SWIY 4QU
UK                                                  11,698,340                       20.48%
------------------------------------------ ------------------------------ ------------------------------
Andrew J. Cosentino (9)
712 Fifth Avenue 19th Floor
New York, NY 10019                                  11,698,340                       20.48%
------------------------------------------ ------------------------------ ------------------------------
All Executive Officers and Directors as             20,385,329                       34.14%
a group
------------------------------------------ ------------------------------ ------------------------------

1) Based on a total of 55,627,931 shares of Common Stock outstanding as of May 31, 2005. In accordance with SEC rules, each person's percentage interest is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on May 31, 2005 plus (b) the number of shares such person has the right to acquire within 60 days of May 31, 2005.

(2) Includes warrants to purchase 1,500,000 shares of Common Stock that are exercisable within 60 days of May 31, 2005.

(3) Includes 6,935,019 shares of Common Stock owned by SCO Capital Partners LLC. Steven H. Rouhandeh has the sole power to direct the vote and disposition of the 6,935,019 shares of Common Stock in his capacity as Chairman and sole member of SCO. Mr. Rouhandeh may be deemed to beneficially own the 6,935,019 shares of Common Stock owned directly by SCO. This excludes 685,881 shares of Common Stock held by three Trusts for which Mr. Rouhandeh or his spouse are a trustee and have shared power to vote the shares. Mr. Rouhandeh disclaims beneficial ownership of the 685,881 shares of Common Stock held by the Trusts.

(4) Includes options to purchase 789,400 shares of Common Stock that are exercisable within 60 days of May 31, 2005, as well as 233,255 shares of Common Stock and options to purchase 58,314 shares of Common Stock owned by Dr. Chang's wife.

(5) Includes 2,478,325 shares of Common Stock owned by NovoRx Holding Company, Inc., a company for which Mr. Wu has sole dispositive and voting power, options to purchase 350,975 shares of Common Stock exercisable within 60 days of May 31, 2005 and 174,942 shares of Common Stock held by Mr. Wu as custodian for his children.

(6) Includes options to purchase 934,889 shares of Common Stock exercisable within 60 days of May 31, 2005.

(7) Includes options to purchase 350,000 shares of Common Stock exercisable within 60 days of May 31, 2005.

(8) Includes options to purchase 104,965 shares of Common Stock exercisable within 60 days of May 31, 2005.

(9) Includes 10,198,340 shares of Common Stock and warrants to purchase 1,500,000 shares of Common Stock owned by Bioaccelerate, Inc. Messrs. Cole, Boyne and Cosentino, as directors of Bioaccelerate Holdings, have shared power to vote and dispose of such shares. Messrs. Cole, Boyne and Cosentino disclaim beneficial ownership of the 11,698,340 shares of Common Stock held by Bioaccelerate, Inc.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Cole and Cosentino, two of our directors, and Mr. Boyne, our Secretary, are each a director of Bioaccelerate Holdings, the only shareholder of Bioaccelerate, Inc., our largest shareholder and presently the principal lender to the Company. Bioaccelerate, Inc. has a security interest in substantially all of our assets.

Two scientists related to Dr. Chang, our President - Asia Pacific Operations and Chief Science Officer, were employed by the Company in 2004 and received compensation as follows: |X| Ms. Jane Chang, his spouse, $53,316 in wages and 20,000 Common Stock options. |X| Ms. Hai Xia Duan, his niece, $41,767 in wages and 10,000 Common Stock options.

Mr. Wu, one of our directors, is President of XenoBiotic Laboratories, Inc., a company that performs contract research for the Company. XenoBiotic was acquired by IVAX Laboratories in 2001 and has been operating as a wholly owned subsidiary. In 1997 and 1998, Ardent issued 3,400,000 shares of its common stock at to $0.25 per share for services valued by both parties at $970,000. At the time of the acquisition by IVAX, these shares were transferred to NovoRX Holding Company, Inc., an entity controlled by Mr. Wu.

Mr. Gupton, one of our directors, is a partner in the accounting firm of Hughes Pittman & Gupton, LLP. His firm received $6,014 in 2004 as compensation for tax return preparation and other financial analysis services. As of the end of 2004, the Company no longer utilizes the services of this firm.

Office space and utilities in our New York office at 712 Fifth Avenue, New York, NY10019 and our London office at Savannah House, 5th floor 11-12 Charles II Street, London SW1Y 4QU, UK as well as certain accounting services for the maintenance of management accounts and financial reporting and other management services are provided on a commercial basis by Bioaccelerate, Inc.

Sterling FCS, a company for which our Secretary, Linden Boyne is a consultant, provides certain accounting services for the maintenance of management accounts and financial reporting and other management services under a contract renewable annually.

Ardent and SCO Financial Group LLC ("SCO"), our second largest shareholder, are parties to an agreement, as amended, with SCO Financial Group LLC ("SCO") for SCO to provide banking and merger and acquisition consultancy and advice to Ardent. The agreement provides that a merger with Enhance was excluded from the agreement. While the merger was completed and an affiliated third party, Century Capital Associates, was employed by Ardent to provide business and financial consulting services in connection with the merger, with the full knowledge of SCO, SCO is now claiming the right to charge fees for the transaction and associated services. No further action has been taken by either SCO or the Company at this time. The Chairman of SCO is Steven Rouhandeh, in which capacity he has the sole voting power over 6,935,019 shares of our Common Stock owned by SCO. Additionally, 685,881 shares of our Common Stock are held by three Trusts of which Mr. Rouhandeh or his spouse is a trustee and has shared voting power.

Also see NOTE 6 - RELATED PARTY TRANSACTIONS

ITEM 13 - EXHIBITS

----------------------- -----------------------------------------------------------------------------------------
Exhibit Number          Description
----------------------- -----------------------------------------------------------------------------------------
3.1                     Amendments to Registrant's Bylaws  (A)
----------------------- -----------------------------------------------------------------------------------------
10.1                    Agreement and Plan of Merger dated as of August 11, 2004 (the "Agreement and Plan of
                        Merger") by and among Enhance Biotech, Inc., Ardent Acquisition Corp., and Ardent
                        Pharmaceuticals, Inc. (B)
----------------------- -----------------------------------------------------------------------------------------
10.2                    Amendment No. 1, dated as of November 20, 2004, by and among the Registrant, and
                        Ardent, to the Agreement and Plan of Merger. (B)
----------------------- -----------------------------------------------------------------------------------------
10.3                    Registration Rights Agreement dated as of December 20, 2004.  (B)
----------------------- -----------------------------------------------------------------------------------------
10.4                    Employment Agreement dated as of December 20, 2004 by and between Enhance Biotech, Inc.
                        and Christopher Every.  (B)
----------------------- -----------------------------------------------------------------------------------------
10.5                    Employment Agreement dated as of December 20, 2004 by and between Enhance Biotech, Inc.
                        and Kwen-Jen Chang (also known as Ken Chang).  (B)
----------------------- -----------------------------------------------------------------------------------------

----------------------- -----------------------------------------------------------------------------------------
10.6                    Employment Agreement dated as of December 20, 2004 by and between Enhance Biotech, Inc.
                        and Phillip S. Wise.  (B)
----------------------- -----------------------------------------------------------------------------------------
10.7 *                  Feasibility Study, Option and License Agreement dated as of November 2, 2004 by and between Ardent Pharmaceuticals, Inc. and ALZA Corporation
----------------------- -----------------------------------------------------------------------------------------
10.8 *                  Credit Facility Letter dated as of August 11, 2004 between Enhance Biotech, Inc. and
                        Bioaccelerate, Inc.
----------------------- -----------------------------------------------------------------------------------------
10.9 *                  Security Agreement dated as of August 11, 2004 between Enhance Biotech and
                        Bioaccelerate, Inc.
----------------------- -----------------------------------------------------------------------------------------
10.10 *                 Senior Secured Grid Note dated as of August 11, 2004 between Enhance Biotech, Inc. and
                        Bioaccelerate, Inc.
----------------------- -----------------------------------------------------------------------------------------
10.11 *                 Warrant dated as of August 11, 2004 between Enhance Biotech, Inc. and Bioaccelerate,
                        Inc.
----------------------- -----------------------------------------------------------------------------------------
10.12 *                 Credit Facility Letter dated as of August 11, 2004 between Ardent Pharmaceuticals, Inc.
                        and Bioaccelerate, Inc.
----------------------- -----------------------------------------------------------------------------------------
10.13 *                 Credit Facility Letter dated as of January 1, 2005 between Ardent Pharmaceuticals, Inc.
                        and Bioaccelerate, Inc.
----------------------- -----------------------------------------------------------------------------------------
10.14 *                 Security Agreement dated as of January 1, 2005 between Ardent Pharmaceuticals, Inc and
                        Bioaccelerate, Inc.
----------------------- -----------------------------------------------------------------------------------------
10.15 *                 Senior Secured Grid Note dated  as of January 1, 2005 between Ardent Pharmaceuticals,
                        Inc. and Bioaccelerate, Inc.
----------------------- -----------------------------------------------------------------------------------------
10.16 *                 Warrant dated as of January 1, 2005 between Enhance Biotech, Inc. and Bioaccelerate,
                        Inc.
----------------------- -----------------------------------------------------------------------------------------
14.1                    Registrant's Code of Business Ethics and Conduct dated as of December 16, 2004. (A)
----------------------- -----------------------------------------------------------------------------------------
21. *                   Subsidiaries of Registrant
----------------------- -----------------------------------------------------------------------------------------
31.1 *                  Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as
                        Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------------------- -----------------------------------------------------------------------------------------
31.2 *                  Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as
                        Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------------------- -----------------------------------------------------------------------------------------
32.1 *                  Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002.
----------------------- -----------------------------------------------------------------------------------------
32.2 *                  Certification of CFO Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002.
----------------------- -----------------------------------------------------------------------------------------
99.1                    Charter of the  Registrant's  Corporate  Governance  and Nominating  Committee  dated as
                        December 16, 2004 (A)
----------------------- -----------------------------------------------------------------------------------------
99.2                    Charter of the Registrant's Audit Committee dated as of December 16, 2004 (A)
----------------------- -----------------------------------------------------------------------------------------
99.3                    Charter of the Registrant's Compensation Committee dated as of December 16, 2004 (A)
----------------------- -----------------------------------------------------------------------------------------
99.4                    Press Release dated December 20, 2004 (B)
----------------------- -----------------------------------------------------------------------------------------

(A)   Incorporated by reference to Current Report on Form 8-K filed on December 20, 2004.

(B)   Incorporated by reference to Current Report on Form 8-K filed on December 27, 2004.

*     Filed herewith.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Prior to the creation of the Audit Committee on December 16, 2004 the Board appointed the Company's auditors and approved the audit process. Subsequently this responsibility was devolved to the Audit Committee. The Audit Committee is charged with specific oversight responsibilities in connection with both the Company accounting function and the audit process and reports directly to the Board. The following table presents fees billed for professional services rendered by our principal accountants for the audits of the Company's annual consolidated financial statements for the periods ended December 31, 2004 and January 31, 2004.

                                      Period             Year
                                       Ended             Ended
                                    December 31,       January 31,
                                        2004              2004
                                      --------          --------
      Audit fees                      $153,000          $ 40,000

      Audit-related fees                    --                --

      Tax fees                              --                --

      All other fees                        --                --
                                      --------          --------
      Total fees                      $153,000          $ 40,000

                                      ========          ========


AUDIT FEES consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our Principal Accountant in connection with statutory and regulatory filings or engagements.

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

                                               ENHANCE BIOTECH, INC.
                                               (Registrant)

                                           By:  /s/ Christopher Every
                                               ----------------------

                                           Christopher Every
                                           Chief Executive Officer

Date: July 5, 2005

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                Title                                          Date
---------------------    --------------------------------------------------------------------       ------------
/s/ Christopher Every    Chief Executive Officer, President and Director (Principal Executive       July 5, 2005
---------------------    Officer)
Christopher Every

/s/ Phillip S. Wise      Chief Financial Officer (Principal Financial Officer)                      July 5, 2005
---------------------
Phillip S. Wise

/s/ Kwen-Jen Chang       President -- Asia Pacific Operations and Chief Science Officer             July 5, 2005
---------------------
Kwen-Jen Chang

/s/ Sam McCormick        Vice President Science --  Europe                                          July 5, 2005
---------------------
Sam McCormick

/s/ Linden Boyne         Secretary                           July 5, 2005
---------------------
Linden Boyne

/s/ Lee Cole             Director                            July 5, 2005
---------------------
Lee Cole

/s/ Andrew J.            Director                            July 5, 2005
Cosentino
---------------------
Andrew J. Cosentino

/s/ Timothy C. Gupton    Director                            July 5, 2005
---------------------
Timothy C. Gupton

/s/ David Scales         Director                            July 5, 2005
---------------------
David Scales

/s/ Jinn Wu              Director                            July 5, 2005
---------------------
Jinn Wu